Form 10-Q
period 1998-09-30
CENTAUR PHARMACEUTICALS INC
filed 1998-11-13
CIK 911369

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                     or

[_]         TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________



                      Commission File Number: 333-57165

                        CENTAUR PHARMACEUTICALS, INC.
           (Exact name of registrant as specified in its charter)

             Delaware                                   77-030431
             --------                                   ---------
  (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

                             484 Oakmead Parkway
                        Sunnyvale, California  94086
                  (Address of principal executive offices)

                               (408) 822-1600
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ]          Yes          [ X ]          No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 15,425,124 as of October 31, 1998.

                        Centaur Pharmaceuticals, Inc.
                                    INDEX

PART I:  FINANCIAL INFORMATION                                                         PAGE
-------------------------------------------------------------------------------------------
ITEM 1   Financial Statements - Unaudited
            Condensed Balance Sheets - September 30, 1998 and
            December 31, 1997 . . .  . . . . . . . . . . . . . . . . . . . . . .         3

            Condensed Statements of Operations - three and nine month
            periods ended September 30, 1998 and 1997. . . . . . . . . . . . . .         4

            Condensed Statements of Cash Flows - nine month periods
            ended September 30, 1998 and 1997. . . . . . . . . . . . . . . . . .         5

            Notes to Interim Condensed Financial Statements. . . . . . . . . . .         6

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .         8

PART II: OTHER INFORMATION
-------------------------------------------------------------------------------------------

ITEM 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .        18

ITEM 4   Submission of Matters to a Vote of Security Holders . . . . . . . . . .        19

ITEM 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .        21

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

PART I:    FINANCIAL INFORMATION
ITEM 1      FINANCIAL STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1998              1997
                                                              (unaudited)           (*)
                                                             -------------      ------------
ASSETS
Current assets:
      Cash and cash equivalents...........................     $   3,954          $   1,469
      Short-term investments..............................         8,409             12,164
      Contract revenue receivable.........................           280                 84
      Prepaid expenses....................................           285                343
      Other current assets................................         1,270                329
                                                               ----------         ----------
         Total current assets.............................        14,198             14,389

      Property and equipment, net.........................        12,116              9,635
      Other assets........................................           220                219
                                                               ----------         ----------
         Total assets.....................................     $  26,534          $  24,243
                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable....................................     $     548              1,675
      Accrued compensation................................           227                169
      Other accrued liabilities...........................         1,168              1,062
      Short-term obligations under capital lease..........            90                183
      Current portion of long-term debt...................         1,686                 --
                                                               ----------         ----------
         Total current liabilities........................         3,719              3,089

Deferred revenue..........................................         1,659                 84
Long-term debt............................................         6,536                  -
                                                               ----------         ----------
         Total liabilities................................        11,914              3,173
                                                               ----------         ----------
Redeemable convertible preferred stock....................        28,105             28,105

Stockholders' equity:
      Common stock .......................................             3                  3
      Additional paid-in capital .........................         4,746              2,457
      Deferred compensation ..............................        (3,256)            (1,945)
      Accumulated other comprehensive income .............            10                  1
      Accumulated deficit ................................       (14,988)            (7,551)
                                                               ----------         ----------
         Total stockholders' equity.......................       (13,485)            (7,035)
                                                               ----------         ----------
         Total liabilities and stockholders' equity.......     $  26,534          $  24,243
                                                               ==========         ==========

(*) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes

                               CENTAUR PHARMACEUTICALS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                         (in thousands, except per share amounts)
                                       (unaudited)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                            --------------------         -------------------
                                              1998        1997             1998        1997
                                            --------    --------         --------    --------
Total revenues ............................ $  1,570    $  2,424         $  5,194    $  8,811

Expenses:
  Research and development ................    3,154       3,988           10,185      11,805
  General and administrative ..............      967         605            2,493       2,091
                                             --------    --------         --------    --------
Total operating expenses ..................    4,121       4,593           12,678      13,896

Loss from operations ......................   (2,551)     (2,169)          (7,484)     (5,085)

Interest and other (expense) income, net ..     (112)        320               47         850
                                             --------    --------         --------    --------

Net loss .................................. $ (2,663)   $ (1,849)        $ (7,437)   $ (4,235)
                                             ========    ========         ========    ========


Basic and diluted net loss per share ...... $  (0.90)   $  (0.68)        $  (2.54)   $  (1.56)
                                             ========    ========         ========    ========

Shares used in computing basic and
 diluted net loss per share ...............    2,973       2,724            2,928       2,715
                                             ========    ========         ========    ========

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                       FOR THE
                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------
                                                                                 1998           1997
                                                                              ----------     ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss...................................................................   $ (7,437)      $ (4,235)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization........................................        899            767
      Amortization of deferred compensation................................        967            280
      Changes in operating assets and liabilities:
            Contract revenue receivable....................................       (196)          (358)
            Prepaid expenses...............................................         58           (257)
            Other current assets...........................................       (940)          (153)
            Other assets...................................................         (8)          (106)
            Accounts payable...............................................     (1,128)           628
            Accrued compensation...........................................         58             63
            Other accrued liabilities......................................         90            357
            Deferred revenue...............................................      1,575         (1,663)
                                                                              ----------     ----------
Net cash used in operating activities......................................     (6,062)        (4,677)
                                                                              ----------     ----------

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
      Capital expenditures.................................................     (3,374)        (2,721)
      Purchases of short-term investments..................................     (8,355)       (29,510)
      Sales and maturities of short-term investments.......................     12,119         20,168
                                                                              ----------     ----------
Net cash provided by/(used in) investing activities........................        390        (12,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock................................         12             11
     Net proceeds from issuance of preferred stock.........................         --         16,337
     Principal payments on capital lease obligations.......................        (77)          (167)
     Proceeds from debt financing..........................................      9,159              -
     Repayment of debt financing...........................................       (937)             -
                                                                              ----------     ----------
Net cash provided by financing activities..................................      8,157         16,181
                                                                              ----------     ----------
Net increase (decrease) in cash and cash equivalents.......................      2,485           (559)
Cash and cash equivalents at beginning of period...........................      1,469          5,699
                                                                              ----------     ----------
Cash and cash equivalents at end of period.................................   $  3,954       $  5,140
                                                                              ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid..............................................................   $    550       $     30
                                                                              ==========     ==========
Income taxes (paid) refund.................................................   $    498       $   (572)
                                                                              ==========     ==========

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 1998 and condensed statements of operations for the three and nine months ended September 30, 1998 and 1997 and the condensed statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 13, 1998. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

The conversion of 10,922,735 shares of outstanding preferred stock to common stock upon the closing of an underwritten offering of 1,500,000 shares on October 13, 1998 is not reflected in these unaudited interim condensed financial statements.

2. REVENUE RECOGNITION
Revenue under research collaborations is recorded as earned based on the performance requirements of the contracts. All payments received under the collaborations are nonrefundable and no payments are reimbursable if the research effort is unsuccessful. Signing payments related to precontract performance by the Company are recognized as revenue when received. Signing and milestone payments that are not dependent on future performance are recognized when the funding party agrees the contract requirements have been met. Research and development support payments are recognized ratably as the work is performed. Deferred revenue represents amounts received in advance of recognition.

3.  NET LOSS PER SHARE
Basic and diluted earnings per share have been calculated using the weighted-average number of common shares outstanding during the periods in accordance with Statement No. 128 "Earnings per Share" issued by the Financial Accounting Standards Board and Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 98. The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is anti-dilutive.

4.  DEBT FINANCING
In March 1998, the Company entered into a debt financing arrangement for up to $10 million. At September 30, 1998, the total debt due under the debt financing was $8.2 million. The debt bears interest at 14.8% per annum and is secured by certain equipment and leasehold rights and improvements. The debt is repayable in 48 monthly installments through 2002.

5. SUBSEQUENT EVENT
On October 13, 1998, the Company closed an underwritten offering of 1,500,000 shares of its Common Stock at a price of $11.00 per share. The net proceeds to the Company after deduction of underwriting discounts and commissions and offering expenses was approximately $13.5 million. In connection with such offering all 10,992,735 outstanding shares of the Company's Preferred Stock were converted into shares of Common Stock on a one-to-one basis.

6. COMPREHENSIVE LOSS
As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or financial condition. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the third quarters of 1998 and 1997, total comprehensive loss amounted to $2.7 million and $1.8 million, respectively. For the first nine months of 1998 and 1997, total comprehensive loss amounted to $7.4 million and $4.2 million, respectively.

7. RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 superseded SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no impact on the Company's results of operations, financial position, or disclosure of segment information at June 30, 1998.

In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 has no impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and for Hedging Activities which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report and the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Registration Statement on Form S-1 declared effective on October 13, 1998. Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's early stage of development; technological uncertainties, uncertainty of preclinical and clinical trials, novel therapeutic approach, dependence upon collaborators, future capital needs; uncertainty of additional funding and dependence on licenses, patents and proprietary technology. These and other risks are described in the section labeled "Factors That May Affect Future Results," and in the Company's SEC reports and filings, including its Registration Statement on Form S-1 declared effective by the SEC on October 13, 1998. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are also intended to identify forward-looking statements. However, the asterisk and these words are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.


OVERVIEW

      The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving oxidative stress. From inception through September 30, 1998, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $35.5 million. *The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. *The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through September 30, 1998 of $15.0 million. *The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

      In June 1995, the Company entered into a collaborative agreement with Astra AB ("Astra"), a multinational pharmaceutical company based in Sweden for the research, development and marketing of NRT-related drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the Astra agreement, Astra has agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. Additionally, Astra bears the costs of its development work under the Astra agreement. Astra received exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. The Company retains worldwide manufacturing rights for the active ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through September 30, 1998, the Company recognized $27.9 million of revenue under the Astra agreement.

     In October 1996, the Company entered into a research and development collaboration with H. Lundbeck A/S ("Lundbeck") to jointly commercialize the Company's proprietary drug compound for Parkinson's disease. Under the Lundbeck agreement, Lundbeck and the Company jointly funded research, development, regulatory and other nonresearch activities. Upon achievement of certain drug development milestones, Lundbeck was to make milestone payments. In March 1998, Lundbeck terminated the Lundbeck agreement based primarily on a claim that Centaur had breached the agreement by commencing clinical trials for AIDS dementia, using the same compound as is being used in the Company's Parkinson's disease clinical trials, without obtaining consent from Lundbeck. This claim was disputed by the Company. In July 1998, the Company and Lundbeck entered into an agreement releasing each party from any further obligations or claims under the Lundbeck agreement and providing the Company with an option to use certain production processes and other intellectual property of Lundbeck in exchange for certain limited royalty payments in the event Centaur exercises such option.

     *The Company expects to continue to incur net operating losses through at least the next several years as it continues to expand its research and development programs, including preclinical and clinical studies, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. *The Company also expects its results of operations to vary significantly from quarter to quarter. *Quarterly operating results will depend upon many factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of receipt of milestone payments from new and existing collaborative partners, if any, the conduct and results of clinical trials and the timing of regulatory approvals, the timing of potential product introductions both in the United States and internationally and the cost to validate and operate manufacturing facilities.


RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 1998 and 1997

     Substantially all of the Company's revenues have been derived from collaborative research and development agreements and NIH grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three and nine months ended September 30, 1998 were $1.6 million and $5.2 million, respectively, compared to revenues of $2.4 million and $8.8 million for the corresponding periods in 1997. The decrease in revenue for the three months ended September 30, 1998 compared to the same period in 1997 is due to a reduction in manufacturing, research and development support and reimbursements as a result of the termination of the Lundbeck Agreement. The decrease in revenue from the first nine months of 1998 to the first nine months of 1997 was primarily due to a $2.4 million reduction in revenue from the terminated Lundbeck Agreement and a $1.0 million reduction in the recognition of milestone revenue from Astra. *The Company expects that its revenue for 1998 will be significantly less than its revenue for 1997. The expected reduction in revenue for 1998 compared to 1997 would largely be a result of the termination of the Lundbeck Agreement and the receipt of a milestone payment from Astra in 1997 while none is expected in 1998.

     Research and development expenses decreased from $4.0 million and $11.8 million in the three and nine months ended September 30, 1997, respectively, to $3.2 million and $10.2 million for the same periods in 1998, respectively. The decrease in expenses for the three months ended September 30, 1998 compared to the same period in 1997 is primarily due to decreased clinical and preclinical study costs in 1998 because of the timing of clinical and preclinical studies in Parkinson's disease and AIDS dementia. The decrease in expenses for the nine months ended September 30, 1998 compared to the same period in 1997 is primarily due to decreased clinical and preclinical study costs and decreased costs related to the terminated Lundbeck agreement. *The Company expects 1998 research and development expenses to be equal to or less than those incurred in 1997. *However, the Company expects to incur increases in research and development costs in the future, resulting from the addition of new clinical programs as well as commencement of more advanced phases of the Company's Parkinson's disease and AIDS dementia clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

     General and administrative expenses increased from $605,000 and $2.1 million in the three and nine months ended September 30, 1997, respectively, to $967,000 and $2.5 million for the same period in 1998 primarily due to increased costs in 1998 related to the underwritten offering that was completed in October 1998. *The Company expects that general and administrative expenses will continue at the level incurred during the three months ended September 30, 1998 for the short-term, then increase in the future as a result of increased activity by the Company in corporate development and the addition of personnel and facilities that are needed to support the expected future growth in research and development activities.

     Net interest and other income decreased from approximately $320,000 and $850,000 in the three and nine months ended September 30, 1997, respectively, to approximately $112,000 net interest and other expense and $47,000 net interest and other income, respectively, for the same period in 1998 due to decreased cash balances and to increased interest costs as a result of the Company's April 1998 $8.9 million debt financing. *The Company expects to continue to incur interest costs at approximately the same rate as in the three months ended September 30, 1998. This interest expense will be partially offset in the future by an increase in interest earned on the larger cash balance resulting from the Company's stock offering in October 1998.


LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 1998, the Company has financed its operations primarily through $33.9 million generated from corporate collaborations, $28.1 million received from private placements of equity securities, $8.9 million net from a debt financing and $1.6 million from NIH grant funding. As of September 30, 1998, the Company had approximately $12.4 million in cash and investment securities. In addition, in October 1998, the Company closed an offering of 1.5 million shares of its common stock with net proceeds to the Company of approximately $13.5 million.

     The Company's operations used $4.7 million and $6.1 million of cash in the nine months ended September 30, 1997 and 1998, respectively. These uses of cash primarily reflect the Company's net loss for such periods, as adjusted for changes in the Company's current assets and liabilities, and deferred revenue, over such periods.

     The Company's use of cash in investing activities reflects the Company's purchase of property and equipment, together with purchases and sales of securities in which the Company has invested its cash prior to use. Additions to property and equipment were $3.4 million for the nine months ended September 30, 1998 compared with $2.7 million for the same period in 1997, respectively. The increased spending in 1998 was primarily due to the Company's investment in its Santa Clara, California manufacturing facility.

     The cash provided from financing activities is primarily attributable to the sale of preferred stock in 1997 and the proceeds from a debt financing in 1998.

     *The Company believes that its current resources will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the Company will not require additional funds during this period to continue its research and development programs and to enter into and sustain preclinical and clinical testing. *The Company anticipates that in the future it will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of its products. The Company's capital requirements depend on numerous factors, including the progress of the Company's research and development programs, manufacturing activities, revenues or investments from collaborators, the scope and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approval, competing technological and market developments, changes in the Company's existing research relationships and the ability of the Company to establish additional collaborative and other arrangements. There can be no assurance that any additional funding will be available to the Company or, if available, that it will be on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish certain material rights to its potential products on terms that it might otherwise find unacceptable.

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using dates beginning with the Year 2000 are a known risk. The Company has established procedures for evaluating and managing the internal risks and costs associated with this problem and expects to upgrade or replace software that is not Year 2000 compliant by mid-1999. Although the Company's assessment is ongoing, the Company believes that resolving these matters will not have a material adverse effect on its financial condition or results of operations.

The Company is also assessing the possible effect on its operations of the Year 2000 readiness of critical third-parties, such as collaborative partners and suppliers of products and services. For instance, we expect to contact our collaborative partner and contract research organizations ("CROs") that sponsor our clinical studies by yearend and assess their state of readiness with Year 2000 compliance. Should our collaborator and CROs not be ready for the Year 2000, there could be delays in clinical trials and issues with the validity of trial results, which could have a material adverse effect on the Company's business, financial condition or results of operations. By mid-1999, the Company is planning to develop contingency plans to identify alternative vendors should significant third parties fail to adequately address Year 2000 issues. There can be no assurance that such plans will fully mitigate any such failures or problems. Furthermore, there may be certain critical third parties, such as collaborative partners, CROs, utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

Although it is difficult to estimate the total costs of implementing a Year 2000 compliance plan, the Company's preliminary estimate is that such costs will total less than $100,000. However, although management believes its estimates are reasonable, there can be no assurance that the actual costs of implementing the Year 2000 compliance plan will not differ materially from the estimated costs. The Company has incurred approximately $20,000 through September 30, 1998 on this project. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed onto this project.
The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expense related to the year 2000 project are not expected to materially impact operating results in any one period.

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans is in
progress and will be developed in detail and expanded through mid-1999.    A
substantial portion of the Company's Year 2000 compliance issues are software or information technology ("IT") issues, which appear to be resolvable either by upgrading or replacing non-Year 2000 compliant software. We are currently evaluating the non-IT issues, which are not anticipated to be material. We believe Year 2000 noncompliance by our critical third relationships, such as collaborative partners, CROs, utilities, and others may be the most reasonably likely worst case scenario, to which we are currently assessing the nature and level of risk to the Company.

Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of critical third party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Early Stage of Development; Technological Uncertainties.
Centaur was incorporated in March 1992 and is in an early stage of development. All of the Company's potential products are in early stages of research, development or testing, and no revenues have been generated from the sale of products. Products resulting from the Company's research and development efforts, if any, are not expected to be commercially available for at least several years. The Company's potential products will require substantial additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. There can be no assurance that the Company's product development efforts will progress as expected, if at all. In addition, the Company's products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that the Company's product candidates will not receive FDA approval (or equivalent approvals outside the United States) or market acceptance; that any or all of the Company's product candidates will be found to be unsafe or ineffective; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or more cost-effective products. As a result, there can be no assurance that the Company will be able to produce any commercially viable products, and this would have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Preclinical and Clinical Trials.
The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products and will require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. Most of the diseases and disorders being targeted by the Company are highly complex, their causes, and the extent of oxidative stress involvement in such diseases and disorders, are not fully known, and there are no widely accepted in vitro or in vivo models of such diseases and disorders. The Company tests potential compounds in a number of models that are believed to provide useful information about the compound, but there can be no assurance that any or all of such models are valid predictors of the activity of the compound in humans. Data received from tests conducted in such models can be subject to different interpretations, and there can be no assurance that the Company's interpretation is correct. Some of the Company's lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. Currently, the Company's Parkinson's disease, AIDS dementia and stroke product candidates are all in or are expected to begin Phase IIa clinical trials by the end of the year. All other product candidates are in various stages of preclinical testing or research. The results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. There can be no assurance that the Company's ongoing clinical trials will be completed, that clinical trials of the Company's products under development will be permitted, or if permitted, will be completed, or that clinical trials will demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing or will result in marketable products. The Company's potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the Company's products will ultimately obtain approval to be marketed from the FDA or similar foreign marketing approvals for any indication or that an approved compound will be capable of being produced in commercial quantities at a reasonable cost and successfully marketed. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company.

The ability to undertake and complete clinical trials in a timely manner is dependent upon, among other factors, the enrollment of patients to meet inclusion criteria of the investigational protocol. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical studies. Delays in planned patient enrollment in future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

Novel Therapeutic Approach.
The Company's product development efforts center around its family of NRTs that the Company believes protect against the damaging effects of oxidation and inflammation caused by oxidative stress. Initially, the Company has targeted neurodegenerative diseases and disorders where it believes that oxidative stress is a major cause of neuronal damage, and it has recently expanded its research and development efforts into other areas, including arthritis, myocardial infarction, inflammatory bowel disease and ophthalmic disorders. The Company's novel approach has not been widely studied, the mechanisms of action of its technology and compounds are not well understood, and many of the diseases and disorders being targeted by the Company do not have widely accepted in vitro or in vivo models of such disease. Accordingly there can be no assurance that the Company's approach, technologies or product candidates will prove to be successful. Moreover, the Company is focusing on new treatments for conditions that are also the subject of research and development of other companies. The Company's competitors may succeed in developing products that are more efficacious, more cost-effective or safer than the Company's product candidates. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

Dependence Upon Collaborators.
The Company's strategy for the development and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company currently has a collaborative arrangement with Astra (the "Astra Agreement") for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. There can be no assurance that the interests and motivations of Astra are, or will remain, aligned with those of the Company or that Astra will successfully perform its development, regulatory compliance or marketing functions, or that such collaboration will continue. The Company's revenues to date have consisted primarily of research and development support from Astra under the Astra Agreement, and to a significantly lesser extent from Lundbeck under the now terminated Lundbeck agreement and from U.S. government research grants. There can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and limit the programs that the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

The Company cannot control the amount and timing of resources that its collaborative partners devote to the Company's programs or potential products, which can vary because of factors unrelated to the potential product. Collaborative participation will depend not only on the achievement of research and development objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. Astra has the ability under the Astra Agreement to terminate the Astra Agreement, in whole or in part, upon twelve months notice, and can terminate research funding and the Company's manufacturing rights under the Astra Agreement if more than 30% of the Company's voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. Future agreements with collaborative partners, if any, may provide such partners with similar termination rights. If Astra or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. For example, in March 1998, Lundbeck terminated its agreement (the "Lundbeck Agreement") with the Company for the development and marketing of drugs to treat Parkinson's disease. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

Future Capital Needs; Uncertainty of Additional Funding.
Since inception, the Company has funded its operations primarily through the sale of equity and research and development support under the Astra Agreement and, to a significantly lesser extent, payments under the now terminated Lundbeck Agreement and U.S. government research grants. The Company has generated no product revenue, and none is expected for at least several years. The Company believes that its current resources, together with approximately $13.5 million of proceeds from the sale of 1.5 million shares of common stock in October 1998, will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the Company will not require additional funds during this period in order to continue its research and development programs and to enter into and sustain preclinical and clinical testing. The Company anticipates that in the future, it will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development grants, collaborative relationships or otherwise, prior to the commercialization of any of its products. The Company's capital requirements depend on numerous factors, including the progress of the Company's research and development programs, manufacturing activities, revenues or investments from collaborators, the scope and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships and the ability of the Company to establish additional collaborative and other arrangements. There can be no assurance that any additional funding will be available to the Company or, if available, that it will be on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish certain material rights to its potential products on terms that it might otherwise find unacceptable.

Dependence on Licenses, Patents and Proprietary Technology.
The Company exclusively licenses certain core technology related to its NRTs from the University of Kentucky Research Foundation ("UKRF") and the Oklahoma Medical Research Foundation ("OMRF"), subject to certain very limited exceptions. The Company will be obligated to pay royalties on products, if any, incorporating this or other licensed technology. The Company may be required to obtain additional licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to redesign products or methods, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

The Company's success will depend to a significant degree on its ability to obtain, maintain and enforce patent protection for its products and manufacturing processes or license rights to applicable patents, preserve its trade secrets and operate without infringing the proprietary rights of third parties both in the United States and other countries. The degree of patent protection afforded to pharmaceutical and biomedical inventions is uncertain and involves complex legal and factual questions; therefore, the breadth of claims allowed in pharmaceutical and biomedical patents cannot be predicted. The product candidates important to Centaur are subject to the above uncertainties. The Company has ongoing research efforts and expects to seek additional patents covering this research in the future. There can be no assurance that patent applications relating to the Company's potential products or technology will result in patents being issued or that, if issued, such patents, or the Company's current patents, will afford adequate protection to the Company, provide a competitive advantage or not be challenged, invalidated or infringed. In the past, in order to increase the value of the protection afforded by certain patents it had licensed, the Company has initiated actions in the United States Patent and Trademark Office ("PTO") to amend these already issued patents. The Company is engaged in one such action now, and there can be no assurance that this action or any future action will be successful. Furthermore, there can be no assurance that others will not independently develop similar products or processes, duplicate any of the Company's products or, if patents are issued to the Company, design around such patents. In this regard, it should be noted that PBN, the compound from which much of the Company's technology evolved, and certain related compounds, are not covered by composition of matter patents. Although the Company has issued and pending patents covering certain methods of use of these compounds, the Company cannot prevent others from using these compounds for other uses. In addition, litigation, which would result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. In certain cases, the Company is dependent upon third parties for the prosecution of patents and patent applications for technology that the Company licenses, such as the core technology related to its NRTs licensed from UKRF and OMRF. Failure of these third parties to effectively prosecute such patents could have a material adverse effect on the Company's business and results of operations.

Competitors of the Company may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There is a substantial backlog of pharmaceutical and biomedical patent applications at the PTO. Accordingly, the time at which the Company's or its competitors' patent applications will issue as patents cannot be predicted. Patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in scientific or patent literature often lag behind the actual discoveries. Thus, the Company cannot be certain that it has been or will be the first to discover the subject matter covered by its patent applications or patents or that it was the first to file patent applications for such inventions. The Company may, therefore, have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, either of which could result in substantial cost to the Company.

The Company's success will also depend, in part, on its not infringing patents issued to others and not breaching the technology licenses upon which the Company's products are based. The Company has received correspondence from the lawyers for an individual who has obtained certain patents related to the use of PBN and related compounds. The correspondence alleges that certain of the Company's compositions and methodologies may fall within the scope of such individual's patents, and that the practice of such by the Company would constitute infringement. The Company does not believe that these patents materially adversely affect its ability to develop and commercialize its products. If, however, the Company is required to defend against charges of patent infringement or breach of a license or to protect its own proprietary rights against such individual or other third parties, the Company may incur substantial cost and could lose rights to develop or market certain products and/or enforce certain patents. If the Company's product candidates are found to infringe upon the patents of others, or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such potential products could be severely restricted or prohibited. In such event, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or it may be unable to develop, manufacture or sell such products. In addition, the breach of an existing or future license may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also seeks to protect its proprietary technology, including technology which may not be patented or patentable, by confidentiality agreements and, if applicable, invention assignment agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors. There can be no assurance that such persons or institutions will not assert rights to intellectual property arising out of their research. See "Business--Patents, Trade Secrets and Licenses."

The Company has received grants from the U.S. National Institutes of Health ("NIH") to fund various of its projects. These grants give the U.S. government certain rights to license for its own use inventions resulting from funded work, and in certain very limited circumstances to grant others the right to use such inventions. There can be no assurance that the Company's proprietary position will not be materially adversely affected should the government exercise these rights.

Part II.  OTHER INFORMATION

Item 2:  Changes in Securities

    (c) Between July 1, 1998 and September 30, 1998, the Company sold the following equity securities that were not registered under the Securities Act of 1993.


                                                                               Aggregate Purchase
Class of          Date of       Title of                         Number of     Price
--------          -------       --------                         ---------     and Form of
Purchasers         Sales        Securities/(1)/                  Securities    -----------
----------         -----        ---------------                  ----------    Consideration
                                                                               -------------
Private            7/9/98        Common Stock                      26,550      $51,109 cash (upon
investor                                                                       exercise of warrant
                                                                               with an exercise price
                                                                               of $1.925 per share)

12                 7/17/98       Options to purchase               30,000      Options granted for no
consultants                      Common Stock under                            cash consideration
                                 the 1993 Equity
                                 Incentive Plan.
                                 Exercise price
                                 $10.00. /(2)/

1 director         7/17/98       Option to purchase                 2,500      Option granted for no
                                 Common Stock under                            cash consideration
                                 the 1993 Equity
                                 Incentive Plan.
                                 Exercise price
                                 $10.00. /(2)/

1 ex-director      8/11/98       Common Stock/(3)/                 45,625      $5,688 cash (upon
                                                                               exercise of stock
                                                                               options with exercise
                                                                               prices ranging from
                                                                               $0.10 to $0.30 per
                                                                               share)

Equipment          8/20/98       Common Stock                       5,695      Cashless exercise (upon
lessor                                                                         exercise of warrant
                                                                               with an exercise price
                                                                               of $1.925 per share)

6 employees        8/12/98       Common Stock/(3)/                  4,136      $9,939 cash (upon
                     to                                                        exercise of stock
                   9/30/98                                                     options with exercise
                                                                               prices ranging from
                                                                               $0.30 to $4.00 per
                                                                               share)

---------------------------

(1) Unless otherwise noted, all sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment who represented to the Company that the shares were being acquired for investment.

(2) With respect to the grant of stock options, exemptions from registration under the Securities Act were unnecessary in that none of such transactions involved a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

(3) All sales of Common Stock pursuant to the exercise of stock options granted under the Company's stock option plan were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

      (d) The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's initial public offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the initial public offering. The managing underwriters for the offering were Bank J. Vontobel & Co. AG, Vector Securities International, Inc. and Vontobel Securities Ltd.

      In October 1998, the Company completed its initial public offering in which 1,500,000 shares of its Common Stock were sold to the public by the Company at a price of $11.00 per share for an aggregate public offering price of $16.5 million. Effective immediately prior to the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock.

      Expenses incurred by the Company in connection with the initial public offering were:

              Underwriting discounts and commissions....  $  907,500
              Expenses paid to or for underwriters......     428,640
              Other expenses............................   1,646,360
                                                           ---------
              Total expenses..........................    $2,982,500

      None of such payments were direct or indirect payments to directors or officers of the Company or any of their associates, to persons holding ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

      The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses described above were approximately $13.5 million. The Company expects to use the net proceeds of the offering to fund its research and development programs not covered by Astra, for capital expenditures, and for general corporate purposes, including working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In June 1998, the Company solicited the written consent of its stockholders to approve the following matters, all of which were approved by the required vote:

      1. Amendment of Company's then current Certificate of Incorporation to increase the number of authorized shares of Common and Preferred Stock, to authorize the issuance of "Blank Check" Preferred Stock, to amend the provisions regarding the automatic conversion of the outstanding Preferred Stock and to terminate the ability of the Company's stockholders to act by written consent:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common                  2,543,158             52,504                  0             324,721
       Preferred               8,233,470                  0                  0           2,689,265

      2. Restatement of Company's Certificate of Incorporation after the contemplated public offering:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common                   2,595,662                 0                  0             324,721
       Preferred                8,233,470                 0                  0           2,689,265

      3.    The amendment and restatement of the Company's Bylaws:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common and
       Preferred               10,829,132                 0                  0           3,013,986
       together

      4. The Company entering into indemnification agreements with its officers and directors:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common and
       Preferred               10,713,628                 0            105,504           3,013,986
       together

      5. Adoption of 1998 Equity Incentive Plan and reservation of 1 million shares thereunder (plus certain additional shares remaining under the 1993 Equity Incentive Plan):

                                 For                Against            Abstain           Not Voted
                                 ---                -------            -------           ---------
        Common and
        Preferred
        together              10,646,965            172,167             10,000           3,013,986

      6. Adoption of 1998 Directors Stock Option Plan and reservation of 125,000 shares thereunder:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common and
       Preferred
       together               10,774,466             44,666             10,000           3,013,986

      7. Adoption of 1998 Employee Stock Purchase Plan and reservation of 125,000 shares thereunder:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common and
       Preferred
       together                10,773,630            45,502             10,000           3,013,986

      In September 1998, the Company solicited the written consent of its stockholders to approve the following matters, all of which were approved by the required vote:

      1. Amendment of Company's then current Certificate of Incorporation to provide for the automatic conversion of the Company's outstanding Preferred Stock into Common Stock immediately prior to the closing of the offering and to permit the continued use by stockholders of actions by written consent for a specified period of time:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common                  2,772,455                  0                  0             227,854
       Preferred               9,868,786             20,000             19,666           1,014,283
       Series D
       Preferred               1,363,193             20,000             19,666             797,141
       Only

       2. Restatement of Company's Certificate of Incorporation after the contemplated public offering:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common                  2,772,455                  0                  0             227,854
       Preferred               9,868,786             20,000             19,666           1,014,283

       3.    Approval of the public offering:

                                  For               Against            Abstain           Not Voted
                                  ---               -------            -------           ---------
       Common                  2,763,375                  0              9,080             227,854
       Preferred               9,868,786             20,000             19,666           1,014,283

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                The following exhibits are filed herewith:

Exhibit
Number          Exhibit Title
------          -------------
27.01   -   Financial Data Schedule

           (b)  Reports on Form 8-K

                The Company did not file a report on Form 8-K during the period ended September 30, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTAUR PHARMACEUTICALS, INC.
                                    (Registrant)

     November 12, 1998.             By:  /s/ Brian D. Frenzel
                                         ------------------------------------
                                         Brian D. Frenzel
                                         President and CEO

                                    By:  /s/ Joseph L. Turner
                                         ------------------------------------
                                         Joseph L. Turner
                                         Chief Financial Officer, Treasurer,
                                         Secretary (Chief Accounting Officer)

                         Centaur Pharmaceuticals, Inc.
                                 EXHIBIT INDEX


NO.                     EXHIBIT
---                     -------

27.01     Financial Data Schedule, September 30, 1998