Form 10-K405
period 1998-12-31
CENTAUR PHARMACEUTICALS INC
filed 1999-03-31
CIK 911369

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      Commission file number:  333-57165

                         CENTAUR PHARMACEUTICALS, INC.
            (Exact name of Registrant as specified in its charter)


                    DELAWARE                              77-0304313
       (State or other jurisdiction of                 (I.R.S. employer
       incorporation or organization)               identification number)

                              484 OAKMEAD PARKWAY
                              SUNNYVALE, CA 94086
                   (Address of principal executive offices,
                              including zip code)

                                (408) 822-1600
             (Registrant's telephone number, including area code)
              __________________________________________________

   Securities registered pursuant to Section 12(b) of the Act:  ___________

    Securities registered pursuant to Section 12(g) of the Act: ___________

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   YES  X   NO ___
                                                 ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $124,275,602 as of February 26, 1999, based upon the prices at which the Registrant's Common Stock was sold in recent transactions and the determination by the Registrant's Board of Directors of the fair market value of the Common Stock as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 26, 1999, the Registrant had 15,482,717 outstanding shares of Common Stock.

                         CENTAUR PHARMACEUTICALS, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I

ITEM 1.      Business.................................................................
ITEM 2.      Properties...............................................................
ITEM 3.      Legal Proceedings........................................................
ITEM 4.      Submission of Matters to a Vote of Security Holders......................

PART II

ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters......................................................
ITEM 6.      Selected Financial Data..................................................
ITEM 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................
ITEM 7A.     Quantitative and Qualitative Disclosure About Market Risk................
ITEM 8.      Financial Statements and Supplementary Data..............................
ITEM 9.      Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure...................................

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.......................
ITEM 11.     Executive Compensation...................................................
ITEM 12.     Security Ownership of Certain Beneficial Owners
             and Management...........................................................
ITEM 13.     Certain Relationships and Related Transactions...........................

PART IV

ITEM 14.     Exhibits, Financial Statements, Financial Statement
             Schedules, and Reports on Form 8-K.......................................

SIGNATURES   .........................................................................

                                    PART I

   This report contains certain forward-looking statements, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the early stage of the Company's development and uncertainties related to its technology, the uncertainty of preclinical and clinical trials of potential products, the Company's novel therapeutic approach, the Company's dependence on collaborative partners, future capital needs and the uncertainty of additional funding, the Company's prior operating losses and accumulated deficit and the uncertainty of future profitability, the need for FDA approval and government regulation of the Company's operations and potential products, dependence on licenses, patents and proprietary technology, competition from other biotechnology, chemical and pharmaceutical companies, attraction and retention of technologically skilled employees, absence of sales and marketing experience and limited manufacturing capabilities, risks of product liability and limitations on insurance, dependence on third party reimbursement for potential products, uncertainties relating to health care reform, risks of animal testing and use of hazardous materials, Year 2000 compliance issues and other factors referenced in this report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

ITEM 1.  BUSINESS

OVERVIEW

   Centaur is developing a novel class of small molecule pharmaceutical compounds, which the Company calls (TM) NRTs (nitrone related therapeutics), for the treatment of diseases involving oxidative stress. Oxidative stress results from the formation of free radicals and other reactive oxygen species (collectively referred to as "oxidative stress agents") that can damage cells. Oxidative stress agents are produced as by-products of the body's normal metabolism of oxygen and nutrients, as a result of the activation of white blood cells during inflammation, through the loss and subsequent restoration of blood flow (ischemia/reperfusion) and due to trauma, radiation and infection. The Company believes that NRTs may have several mechanisms of action, including (i) neutralizing oxidative stress agents, thereby protecting cells from potential damage, (ii) preventing oxidative stress agents from inducing genes to produce toxins that can damage or destroy cells and (iii) slowing the release of cytokines which induce inflammation.

   The Company's initial therapeutic targets are neurodegenerative conditions such as Parkinson's disease, stroke, AIDS dementia and Alzheimer's disease, in which the Company believes oxidative stress is a major cause of neuronal damage. The Company is currently conducting Phase IIa clinical studies in the United States of an orally administered NRT for the treatment of Parkinson's disease. In collaboration with the Company, Astra AB, a multinational pharmaceutical company based in Sweden ("Astra"), is conducting Phase IIa clinical studies of an NRT for the intravenous treatment of stroke in Europe, and potential lead compounds for Alzheimer's disease are being tested. The Company is currently conducting a Phase IIa clinical trial in HIV-infected volunteers of an orally administered NRT for the treatment of AIDS dementia. Centaur believes that its NRT technology also provides a broad platform for developing therapeutics for other diseases in which oxidative stress and inflammation are important, and has established research programs evaluating NRTs to treat arthritis, myocardial infarction, inflammatory bowel disease, multiple sclerosis, ophthalmic disorders and other diseases.

TECHNOLOGY

   A wide variety of human diseases and disorders have been linked to cell damage caused by oxidation. These diseases and disorders include acute conditions associated with the temporary loss of blood flow such as stroke and myocardial infarction, debilitating chronic diseases such as Parkinson's disease and Alzheimer's disease, inflammatory conditions such as arthritis, and the process of aging itself. Oxidation is a chemical reaction in which one or more electrons are transferred from one molecule to another. Stable molecules usually have matched pairs of electrons and are unlikely to initiate oxidation. However, in certain biochemical reactions, free radicals having an unpaired electron can be created. Free radicals and other oxidative stress agents tend to be highly reactive, and their formation can lead to a series of oxidative reactions that damage and kill cells. This damage can include protein, lipid and DNA oxidation, which can result in dangerous increases in calcium within cells, activation of damaging proteases and nucleases, and peroxidation of cellular membrane lipids. The effect of this process of cell damage and death is known as oxidative stress.

   The body generates a variety of oxidative stress agents as by-products of the body's normal metabolism of oxygen and nutrients to produce energy. The most common of these by-products are hydrogen peroxide, superoxide, nitric oxide and the hydroxyl, perhydroxyl, alkoxyl and peroxyl radicals. The body also generates oxidative stress agents as part of the inflammation process in which white blood cells produce oxidative stress agents to attack antigens. These oxidative stress agents may also indirectly attract additional white blood cells, amplifying the inflammatory response. Under normal circumstances, these processes are balanced by the body's cellular repair mechanisms and by the body's natural antioxidants. These natural antioxidants include enzymes such as superoxide dismutase, catalase and glutathione peroxidase, and vitamins such as tocopherol (vitamin E), ascorbate (vitamin C) and Beta-carotene (vitamin A).

   As people age, oxidative stress agents production tends to increase while the body's natural antioxidant and cellular repair mechanisms decline. Accordingly, cell damage caused by oxidative stress tends to increase with age. This effect is especially damaging in the brain due to its high metabolic rate, the relatively low level of antioxidant protection in the brain, and the inability of neurons to regenerate. One of the consequences of this higher level of oxidative stress is that a significant percentage of the enzymes critical to normal neuron function may become oxidized, increasing susceptibility to debilitating and potentially fatal degenerative diseases such as Parkinson's disease and Alzheimer's disease. In addition, age associated changes may bring about increases in inflammation-causing cytokines and other cellular mediators in the brain that may induce certain genes to produce higher levels of neuronal toxins. These toxins may result in older individuals becoming more susceptible to sudden increases in oxidative stress caused by acute events such as stroke and trauma.

   Oxidative stress agents are also created as a result of ischemia/reperfusion, trauma, radiation and infection. In acute conditions such as stroke and myocardial infarction, the reperfusion of oxygenated blood can induce a cascade of oxidative stress agents that overwhelms natural antioxidant and cellular repair mechanisms. The resulting tissue injury can occur in several stages. Initially, after the tissue is reoxygenated, there is a rapid rise in oxidative stress agents that cause oxidative damage. Subsequently, these early oxidative stress agents can create additional oxidative stress agents and initiate cellular signaling processes that induce genes to produce higher levels of inflammation-causing cytokines and toxins such as nitric oxide. The cascade of damage can last for many hours or days. In chronic conditions such as Alzheimer's disease and arthritis, inflammation may exacerbate oxidative stress, causing further tissue damage.

   Centaur's technology is based on a proprietary library of small molecule pharmaceutical compounds, known as NRTs. This technology emerged from research begun in the 1980's by the Company's scientific founders, Dr. John Carney, then at the University of Oklahoma, and Dr. Robert Floyd at the Oklahoma Medical Research Foundation, with a small organic molecule that neutralizes oxidative stress agents and which has been shown to reduce cellular damage resulting from oxidative stress and inflammation in animal models. Centaur has developed a library of proprietary derivatives and analogs which the Company believes improve upon the properties of this molecule. This drug discovery process has involved the systematic preclinical screening and modification of compounds to improve their safety, efficacy and pharmacokinetic profile using a variety of screening methods and disease models.

   The Company believes that NRTs act to reestablish the balance between the production of oxidative stress agents and the body's oxidation defense mechanisms. The Company believes that NRTs may have several mechanisms of action, including (i) neutralizing oxidative stress agents, thereby protecting cells from potential damage, (ii) preventing oxidative stress agents from inducing genes to produce toxins that can damage or destroy cells and (iii) slowing the release of cytokines which cause inflammation. These properties may make it possible to treat acute conditions, such as stroke, by administering NRTs several hours after the initial insult. In such circumstances, NRTs may be able to stop the escalating cascade of oxidative damage, thus slowing the production of additional oxidative stress agents and toxins and reducing inflammation. The Company believes that NRTs may also be effective if given chronically for the treatment of certain degenerative and inflammatory conditions. In addition to possibly reestablishing the balance between the production of oxidative stress agents and the body's oxidation defense mechanisms, chronic administration of NRTs may suppress the production of toxins and cytotoxic gene expression, thus rendering cells less susceptible to age-associated oxidative damage.

   Centaur views both acute and chronic conditions involving oxidative stress as attractive pharmaceutical development targets. Most acute conditions require drugs that (i) can be administered through injection or intravenous solution in the ambulance or hospital emergency room, (ii) are absorbed quickly to achieve rapid effectiveness and (iii) are swiftly eliminated by the body after they have had their intended effect. Chronic conditions usually require drugs that (i) are orally active so that they can be conveniently administered over a long period of treatment and (ii) have a relatively long period of elimination to allow daily dosing.

   The Company believes that its proprietary NRTs have the following characteristics that may make them attractive as pharmaceutical candidates:

  . ANTIOXIDANT ACTIVITY. In in vitro tests and animal models, the Company's NRTs neutralize pathological oxidative stress agents without interfering with normal metabolism.

  . ANTI-INFLAMMATORY ACTIVITY. NRTs have demonstrated anti-inflammatory activity in both in vitro tests and animal models.

  . TOXICITY PROFILE. The Company has developed NRTs that have low toxicity in in vivo preclinical studies at dosage levels well above those that have demonstrated therapeutic effects in animal models of disease. NRTs have been administered to human volunteers in Phase I clinical studies in Parkinson's disease and acute stroke and no treatment limiting side effects were observed.

  . ORAL OR INTRAVENOUS ADMINISTRATION. NRTs have been engineered for either oral or intravenous administration depending on the target indication.

  . MANUFACTURABILITY. Because NRTs are small organic compounds, they are relatively easy and inexpensive to manufacture compared to larger molecules such as polypeptides and proteins.

  . COMPATIBILITY WITH EXISTING THERAPEUTICS. Based on limited testing to date, the Company has observed little or no negative interaction between its drugs and existing therapies, and believes that most NRT drug candidates will prove to be compatible and administrable with existing therapeutics.

  BUSINESS STRATEGY

   The Company plans to apply its proprietary NRT technology to develop new treatments for a broad range of acute and chronic conditions associated with oxidative stress. Important elements of the Company's strategy include the following:

  . TARGET LARGE MARKETS WITH UNMET MEDICAL NEEDS. In selecting therapeutic opportunities, Centaur targets large pharmaceutical markets that are not adequately served by existing therapies. The Company initially focused on neurodegenerative diseases due to their substantial unmet market needs and the brain's high degree of vulnerability to oxidative stress. More recently, the Company has expanded its drug discovery efforts to include applications outside the brain where oxidative stress and inflammation are believed to play major roles, such as arthritis, myocardial infarction, inflammatory bowel disease, multiple sclerosis and ophthalmic disorders.

  . EMPHASIZE DRUG DISCOVERY AND EARLY STAGE DEVELOPMENT; PARTNER ACTIVITIES REQUIRING SUBSTANTIAL RESOURCES. Centaur emphasizes its research and early stage development capabilities, focusing on the discovery and screening of new drug candidates and the development of such candidates through early stage clinical trials. For later stage, larger and more complex clinical trials, and for worldwide marketing and distribution, Centaur generally intends to seek strategic collaborations with large pharmaceutical companies, as it has with Astra for stroke and Alzheimer's disease.

  . PROTECT PROPRIETARY POSITION WITH BROAD PATENT COVERAGE. The Company is building a strong domestic and international patent position protecting its NRT technology. Centaur's proprietary position includes ownership of, or license rights to, 27 United States patents, 34 United States patent applications, 47 foreign patents and 170 foreign patent applications covering NRTs and their use in oxidative tissue damage, degenerative diseases, inflammatory conditions and the aging process. The Company has an active program of patent application and prosecution to protect and expand its proprietary position in NRT-based compounds and therapies.

  . EXPAND THE NRT PLATFORM. Centaur has established the capability to rapidly synthesize and evaluate new NRT compounds. The Company focuses on candidate drugs that are highly bioavailable, active in animal models of the target diseases and relatively easy to manufacture.

  . MAXIMIZE VALUE ADDED AND KNOW HOW THROUGH INTERNAL MANUFACTURING. Because NRTs can be produced by relatively simple manufacturing processes at relatively moderate cost, Centaur has established, and is currently expanding, an internal manufacturing capability. This capability is expected to provide the Company with the ability to produce the volume of product needed through the clinical trial process and early stage commercial sales, and positions the Company to realize manufacturing revenues. It also permits the Company to gain the knowledge and insights that come from developing and implementing production methods and affords the Company the potential to enhance its proprietary position.

PRODUCT DEVELOPMENT PROGRAMS

   The table below summarizes the status of the Company's principal product development programs:

                            COMPOUND                   COMMERCIALIZATION
     INDICATION             NAME        STATUS (1)     RIGHTS
     ----------             ----        ----------     ------
     Parkinson's disease    CPI-1189    Phase IIa      Centaur
     Stroke                 CPI-22 (2)  Phase IIa (3)  Astra/Centaur (4)
     AIDS dementia          CPI-1189    Phase IIa      Centaur
     Alzheimer's disease    N/A         Preclinical    Astra/Centaur (4)
     Arthritis              N/A         Preclinical    Centaur

---------------

(1) "Phase IIa" means that the Company has completed Phase I clinical trials of the compound and has commenced a controlled clinical trial in patients with the targeted disease for purposes of testing safety and evaluating preliminary efficacy information. "Preclinical" refers to projects that have progressed to the point of intensive screening designed to select a lead compound from potential candidates. See "--Government Regulation."

(2) This compound is referred to as NXY-059 by Astra.

(3) Performed in Europe under the European equivalent of an IND. An FDA IND was not submitted. Trial results are expected to be used to support regulatory filings in the United States and other countries.

(4) Centaur's commercialization rights consist of worldwide manufacturing rights and an option to acquire United States co-promotion rights. See "--Astra Alliance."

PARKINSON'S DISEASE PROGRAM

   Parkinson's disease is a degenerative neurological disorder caused by a shortage of the neurotransmitter dopamine, which is essential to movement control. The disease results from the gradual depletion of dopamine producing neurons located in the substantia nigra region of the brain. Parkinson's disease symptoms generally begin later in life after roughly 80% of the cells in the substantia nigra stop functioning properly. As substantia nigra cells die, dopamine levels decline, and Parkinson's patients experience increasing difficulty initiating and controlling movement. Symptoms of Parkinson's disease include tremors, slowed movement, muscle rigidity and decreased range of motion. Impaired motor control is often accompanied by depression and/or dementia. Symptoms become progressively worse until the patient is totally incapacitated, typically over a 10 to 15 year period. If the patient does not die from other causes, Parkinson's disease eventually leads to death from loss of respiratory muscle control.

   Although the exact cause of Parkinson's disease is unknown, the disease is thought to arise from a combination of genetic susceptibility, long term exposure to endogenous and exogenous environmental toxins and neuroinflammation. A growing body of evidence suggests that oxidative stress also contributes to Parkinson's disease progression. For example, human post- mortem substantia nigra samples show higher levels of oxidative damage in Parkinson's patients when compared to age-matched controls.

   Therapeutics currently available and many products under development treat Parkinson's disease symptoms through dopamine replacement or by prolonging the effectiveness of the dopamine produced by the brain. These drugs elevate dopamine levels in the brain, but they do not address the underlying causes of Parkinson's disease. Consequently, they provide only symptomatic relief, and, as the disease progresses, they tend to lose their effectiveness. A number of companies are developing alternative therapeutic approaches. These approaches include the use of neuroimmunophilins and other factors to stimulate nerve growth, compounds that promote neurotransmitter release and dopaminergic cell transplantation. Centaur believes that NRTs may prove effective in treating Parkinson's disease by protecting dopamine producing cells from oxidative stress. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations-- Competition; Rapid Technological Change."

   Centaur is developing an orally administered, neuroprotective NRT designated CPI-1189 to treat patients with Parkinson's disease. The Company has tested this compound in a number of preclinical models of neuroinflammation and Parkinson's disease, and the compound has provided significant protection to dopamine producing neurons. Drug distribution studies in animal models have demonstrated excellent brain penetration while producing little toxicity at effective chronic doses. The Company believes that CPI-1189's combination of pharmacologic efficacy in established animal models of Parkinson's disease and excellent pharmacokinetics suggest that it may prove effective in treating the progression of Parkinson's disease symptoms, including both motor dysfunction and mental deficiency.

   Centaur has completed Phase I clinical studies of CPI-1189 in the United States. The Phase I trial was designed to assess the compound's safety and pharmacokinetics in healthy volunteers. In studies involving over 180 subjects, no treatment-limiting side effects were observed. The Company is currently conducting a Phase IIa clinical trial in 36 Parkinson's disease patients for the purpose of testing safety and evaluating preliminary efficacy information.

   In October 1996, the Company entered into a research and development agreement with Lundbeck to jointly develop and commercialize CPI-1189 for Parkinson's disease. In March 1998, Lundbeck terminated the agreement, based primarily on a claim that Centaur had breached the agreement by commencing clinical trials for AIDS dementia, using the same compound as is being used in the Company's Parkinson's disease clinical trials, without obtaining consent from Lundbeck. This claim was disputed by the Company. In July 1998, the Company and Lundbeck entered into an agreement releasing each party from any further obligations or claims under the Lundbeck Agreement and providing the Company with an option to use certain production processes and other intellectual property of Lundbeck in exchange for certain limited royalty payments in the event Centaur exercises such option.

   There are over 500,000 Parkinson's disease cases in the United States and over four million worldwide. The onset of disease symptoms usually occurs between ages 50 and 65, although about 15% of patients develop symptoms in their 30s and 40s. The Company expects the number of Parkinson's disease cases to continue to grow due to demographic trends and the possible earlier diagnosis of the disease.

STROKE PROGRAM

   Stroke is classified into two major subtypes, ischemic and hemorrhagic. Ischemic stroke results when blood flow to the brain is interrupted by cerebral thrombosis or embolism. Neurons begin to die from loss of oxygen and nutrients when the brain is deprived of blood for more than a few minutes. When blood flow is restored to the affected area, either through clearing of the obstruction or through collateral blood flow, reperfusion of oxygenated blood induces a cascade of oxidative stress agents that can cause cell damage and death and trigger an inflammatory response. This process can continue for many hours following reperfusion, resulting in a spreading region of damaged and dead brain cells. Patients may suffer loss of speech, muscle control and mental capacity and may become paralyzed, comatose or die depending on which region of the brain is impaired and the magnitude of the stroke. Hemorrhagic stroke results from the rupture of vessels supplying blood to the brain. In hemorrhagic stroke, the release of hemoglobin containing iron and other factors into the brain can initiate and propagate damaging oxidative stress agents, further compounding the damage caused by loss of blood flow and reperfusion. As a result, hemorrhagic strokes are often more severe than ischemic strokes.

   Until recently, stroke was considered untreatable. The condition was monitored until the patient stabilized and rehabilitation was begun. In 1996, a thrombolytic agent, tissue plasminogen activator (tPA), was approved as a therapy for ischemic stroke in the United States. The use of tPA is intended to restore blood flow to the brain as quickly as possible. While early reperfusion has proven beneficial in ischemic stroke, it exposes tissue to oxygenated blood, which the Company believes can lead to a cascade of damaging oxidative stress agents. Other approaches under development by other companies to treat stroke utilize neuroprotective agents such as N-methyl-D-aspartate ("NMDA") ion-channel blockers, NMDA-receptor antagonists, calcium channel blockers and substrates for rebuilding damaged cells. The effectiveness of most of these approaches is limited by the short window of time following the stroke during which they must be administered, and some have serious side effects. In addition, a number of prophylactic therapies for stroke are currently available, such as surgery to enlarge narrowed blood vessels and the regular use of anticlotting agents such as aspirin and ticlopidine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Competition; Rapid Technological Change."

   Centaur believes that NRTs may prove effective in treating stroke by neutralizing damaging oxidative stress agents, and through other possible mechanisms of action, thereby protecting nerve cells from oxidative stress associated with stroke. Data from preclinical studies suggest the therapeutic window of activity for NRTs may be significantly longer than for most other neuroprotective agents. This would be a major advantage in a disease in which patients may not arrive at the hospital for treatment for several hours. Centaur also believes that it may be possible to develop an orally administered drug for prophylactic use by individuals considered at risk for stroke.

   In collaboration with Astra, preclinical studies in animal models indicate that the compound reduced neurological and behavioral consequences of permanent and transient ischemias. Neuronal protection has been demonstrated in both the core of the brain lesion and the expanding penumbral zone, even though the compound does not appear to penetrate the blood/brain barrier in significant quantities. Based on these animal studies, the Company believes that CPI-22 may be efficacious in humans when used up to six or more hours post-stroke. This compound yielded dose related neuronal protection at doses substantially below those that show any toxicity in animal models. Pursuant to the Astra Agreement, Astra is to fund certain research, product development and clinical studies of the drug candidate. Astra and Centaur have completed Phase I clinical studies in Sweden under the Swedish equivalent of an IND and no treatment-limiting side effects were observed. In the fourth quarter of 1998, the Company and Astra commenced a Phase IIa clinical trial in 150 stroke patients in Europe for the purpose of testing safety and evaluating preliminary efficacy information. See "--Astra Alliance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Dependence Upon Collaborators."

   Stroke is the third leading cause of death and the most common cause of adult disability in the United States. There are approximately 500,000 new stroke victims each year in the United States. Nearly 150,000 of these victims die and over 100,000 suffer severe, permanent disability. Of the more than two million stroke survivors in the United States, two-thirds have some type of long term neurologic disability.

AIDS DEMENTIA PROGRAM

   AIDS dementia refers to the debilitating neurological and cognitive impairments frequently associated with acquired immune deficiency syndrome
(AIDS). Symptoms of this condition include loss of memory, loss of motor control and behavioral abnormalities. The Company believes that AIDS dementia is caused by toxins and brain inflammation produced as a result of HIV infection. These toxins can damage or destroy neurons through oxidative stress. Approximately 10% of individuals with AIDS dementia develop a condition resembling Parkinson's disease.

   No effective treatment for AIDS dementia currently exists. Antiretroviral agents are sometimes used, but treatment response is frequently unsatisfactory. The Company believes that two compounds targeted for AIDS dementia are in clinical trials conducted by other companies.

   Centaur believes that CPI-1189 could delay the occurrence and/or slow the progression of AIDS dementia. In in vitro tests using human brain cells, the compound has provided significant protection to cells from injury caused by toxins implicated in AIDS dementia. Further, CPI-1189 has provided significant protection to neurons in in vivo animal models of AIDS dementia. CPI-1189 does not appear to increase the viability of HIV, or suppress immune system function, based on in vitro and standard rodent model tests, respectively. The Company believes that this compound may also be suitable for prophylactic use by HIV infected persons.

   Centaur initiated an AIDS dementia Phase I clinical trial of CPI-1189 in the United States in October 1997 in HIV infected individuals who were undergoing treatment with reverse transcriptase and protease inhibitor therapies. No treatment limiting side effects were observed when CPI-1189 was tested in the Company's Parkinson's disease Phase I clinical trials. See "--Parkinson's Disease Program." The Company commenced a Phase IIa clinical trial in the fourth quarter of 1998 for the purpose of testing safety and evaluating preliminary efficacy information in 60 AIDS dementia patients.

   Although the Company generally intends to attempt to establish collaborations with larger pharmaceutical companies to develop and market its drug candidates, it may not need to do so to develop CPI-1189 for AIDS dementia. This is based on the Company's belief that (i) the AIDS dementia market can be reached by a relatively small sales force, because a significant portion of the patient population tends to actively seek and adopt new treatments, and (ii) AIDS dementia drug candidates may qualify for faster than normal regulatory consideration if clinical results are supportive. These factors could allow the Company to commercialize CPI-1189 for AIDS dementia without requiring the larger resources of a major pharmaceutical company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--No Assurance of FDA Approval; Comprehensive Government Regulation."

   In the United States, over 750,000 individuals are infected with HIV, approximately one-third of which have AIDS. Historically, approximately one-third of adults and one-half of children with AIDS developed neurological complications associated with AIDS dementia. New AIDS therapies, such as the use of protease inhibitors in combination with traditional reverse transcriptase inhibitors, appear to be effective in extending the life span of AIDS patients. It is not known whether the development of these new therapies will affect the prevalence of AIDS dementia, and, if so, whether the effect will be to increase the prevalence of the disease, due to the increase in the life span of AIDS patients, or to decrease the prevalence of the disease, due to the effect of the new therapies.

ALZHEIMER'S DISEASE PROGRAM

   Alzheimer's disease is a debilitating neurodegenerative disease which causes progressive loss of memory, ability to communicate, time and space orientation, and abstract thinking skills. Anxiety, depression and other changes in personality are also common symptoms of the disease. Later stage symptoms include loss of speech, loss of bladder control and total dependence on caregivers. If patients do not die of other causes during the course of the disease, Alzheimer's disease ultimately proves fatal. Several genetic factors have been identified as risk factors for the onset of Alzheimer's disease. Many hypotheses for the causes of neurodegeneration in Alzheimer's disease have been proposed by medical researchers. Recent studies suggest that oxidative stress and neuroinflammation may be important to the onset and progression of Alzheimer's disease.

   Alzheimer's disease is distinguished from other dementias by the presence of B-amyloid plaques and neurofibrillary tangles in the brain. When B-amyloid comes into contact with brain tissue, it spontaneously generates oxidative stress agents and causes the formation of advanced glycation end products which also produce oxidative stress agents. Clinical studies suggest that regular use of vitamin E, a naturally occurring antioxidant, slows the progression of Alzheimer's disease. Brain inflammation occurs around the senile plaques characteristic of Alzheimer's disease, and inflammatory cells and cytokines are typically found in brain regions affected by Alzheimer's disease. Retrospective studies indicate that users of nonsteroidal anti-inflammatory drugs have a lower incidence of Alzheimer's disease. Since NRTs have both antioxidant and anti-inflammatory effects, the Company believes that NRTs may prove to be effective in treating Alzheimer's disease.

   No effective treatment to significantly slow the progression of Alzheimer's disease is currently available. Treatments on the market and many of those under development focus on increasing the level of the neurotransmitter acetylcholine in the brain. The only FDA approved pharmaceuticals to treat Alzheimer's disease enhance acetylcholine activity by inhibiting cholinesterase, an enzyme responsible for breaking down acetylcholine in the brain. These medications provide only limited symptomatic relief, and their side effects can be significant. A number of other products for the treatment of Alzheimer's disease are in clinical trials being conducted by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Competition; Rapid Technological Change."

   Since there are no universally accepted models for Alzheimer's disease, Centaur utilizes a battery of tests looking for candidate drugs that succeed in a variety of disease models. Initial screens target compounds that prevent the death of cultured brain neurons caused by inflammatory mediators. Later stage screens look for prevention of age-related decline in cognitive function in mice and other animals. Centaur's objective has been to identify safe compounds that protect brain function. Several promising drug candidates have been identified, and further preclinical drug optimization is underway. The Astra Agreement covers the development of therapeutics for the treatment of Alzheimer's disease. See "--Astra Alliance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Dependence Upon Collaborators."

   Alzheimer's disease affects four million people in the United States. The incidence of Alzheimer's disease increases steadily with age, affecting approximately five percent of individuals aged 65 and over 40% of people at age
80.  The elderly are the fastest growing population segment in the United
States.

ARTHRITIS PROGRAM

   Arthritis is a chronic inflammatory disease of the joints. Although there are many forms of arthritis, most patients suffer from either rheumatoid arthritis or osteoarthritis. Rheumatoid arthritis most often affects the joints of the hands, wrists or feet. It results in thickening and inflammation of the synovial membranes, and causes progressive damage to the joint capsule, cartilage and bone. The onset of rheumatoid arthritis is usually gradual, typically beginning between the ages of 25 and 50. The progress of the disease is unpredictable, with up to 50% of patients developing severe functional incapacity within ten years of initial diagnosis of the disease. Osteoarthritis is an age associated condition that results in joint pain and stiffness. The Company believes that oxidative stress plays an important role in the pathophysiology of both forms of arthritis.

   Most current arthritis medications, including aspirin and other nonsteroidal anti-inflammatory drugs, decrease pain and swelling but do not prevent cartilage and bone destruction. Two new non-steroidal anti-inflammatories have recently been approved the FDA. One of these is a member of a new family of drugs called specific cyclooxygenase-2 inhibitors, which may have fewer side effects and improved efficacy compared to earlier drugs. Other therapeutics for the treatment of joint destruction in arthritis include immunosuppressants, gold salts and anti-mitotics, all of which can produce significant side effects, such as myelosuppression, renal toxicity and gastric ulceration. Many pharmaceutical and biotechnology firms have programs aimed at developing new arthritis therapeutics. Several of the new therapeutics under development are proteins intended to neutralize the effects of inflammatory cytokines such as tumor necrosis factor. One such therapeutic recently received FDA approval, although such approval is, at least initially, limited to patients who have failed to respond to other anti-arthritic drugs. Another recently approved therapy involves removing certain components from the patient's blood using an immunoabsorption column and restoring the blood to the patient. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Competition; Rapid Technological Change."

   Based on preclinical studies in established animal models, Centaur believes that its NRTs could prove to be efficacious therapeutics that reduce swelling and slow disease progression. Lead compounds have been identified and research toward the selection of a clinical candidate is underway. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results of Operations--Uncertainty of Preclinical and Clinical Trials."

   It is estimated that approximately 2 million people in the United States have rheumatoid arthritis and over 15 million people in the United States, mostly over 65 years old, have osteoarthritis.

EXPLORATORY RESEARCH PROGRAMS

   Centaur is also pursuing feasibility testing of proprietary NRTs as therapeutics for other indications in which oxidative stress may be a factor, including myocardial infarction, inflammatory bowel disease, traumatic brain injury, ophthalmic disorders, multiple sclerosis and other conditions.

These programs may receive increased funding and personnel should promising data result from the preliminary research underway at Centaur and in the laboratories of the Company's sponsored academic collaborators.

   In addition to these exploratory research programs, Centaur periodically evaluates other potential commercial applications of its NRT technology. The Company believes that many of the wide range of diseases involving oxidative damage may be treatable with compounds developed using the Company's technology.

   In evaluating new product opportunities, the Company often leverages the efforts of its scientific staff with assistance from outside consultants, scientific advisory board members and contract research organizations. This enables the Company to maintain a relatively small internal staff while evaluating a significant number of product opportunities. The Company also utilizes U.S National Institutes of Health Small Business Innovative Research grants to fund exploratory research.

ASTRA ALLIANCE

   In June 1995, Centaur entered into an agreement with Astra for the research, development and marketing of certain drugs to treat Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia (the "Astra Field"). Centaur is primarily responsible for research work under the Astra agreement, and Astra is primarily responsible for development work, including clinical trials.

   Astra paid Centaur $4 million upon execution of the Astra Agreement as reimbursement for certain previously incurred costs. The Astra Agreement provides for Astra also to pay up to $6.0 million per year for five years (through June 2000) to fund Centaur's research and development work, subject to certain limitations, and for Astra to bear the costs of its development work. Astra is also obligated to make milestone payments to Centaur upon achievement of development milestones and to pay royalties to Centaur on product sales covered by the Astra Agreement. The milestone payments potentially available to the Company under the Astra Agreement total $34 million, allocated among 21 separate milestones, of which two milestones representing $3 million in total had been achieved by the Company as of December 31, 1998. There can be no assurance that any of the remaining milestones will be achieved by the Company.

   Astra was granted exclusive worldwide marketing rights to any products resulting from the alliance. Centaur retains worldwide manufacturing rights for the active ingredient of the products, and Astra has agreed to buy all of its requirements of such substance from Centaur, subject to certain exceptions intended to permit Astra to maintain a second source of supply. Centaur also has an option to obtain co-promotion rights in the United States for five years for products covered by the Astra Agreement. Centaur and Astra have agreed to work exclusively with each other in the Astra Field, subject to certain limited exceptions. In addition, Centaur has provided Astra with a right of first negotiation to enter into agreements with Centaur in other diseases of the central nervous system and has agreed not to commercialize certain compounds covered by the Astra Agreement outside of the Astra Field.

   The Astra Agreement expires on the later of (i) 15 years after the first commercial sale of a licensed product, or (ii) the expiration of applicable patents, on a country-by-country basis. Additionally, Astra can terminate the agreement either in whole or in part, without cause, upon 12 months notice. Astra may also terminate its research support obligations, and its obligation to purchase products from Centaur, upon the acquisition by a third party engaged in the manufacture and/or sale of pharmaceutical products of more than 30% of the Company's voting capital stock.

   The interests and motivations of Astra may not be, or may not remain, aligned with those of the Company, Astra may not successfully perform its development, regulatory compliance or marketing functions, and such collaboration may not continue. Astra has announced plans to enter into a merger with Zeneca Group PLC. It is possible that this merger could affect Astra's product development priorities and its relationship with the Company.

   The Company's strategy for the development, clinical trials and commercialization of its products includes maintaining its collaborative arrangement with Astra and establishing additional collaborations with partners, licensors, licensees and others. To the extent that the Company is unable to maintain or establish such collaborative arrangements, the Company's research, development efforts and business would be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results of Operations--Dependence Upon Collaborators."

PATENTS, TRADE SECRETS AND LICENSES

   Protection of the Company's proprietary rights is important for the Company to maintain its competitive position. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

   The Company owns 5 United States patents, 26 United States patent applications, 5 foreign patents and 108 foreign patent applications related to NRTs and their use as pharmaceuticals. The Company also holds exclusive license rights to 22 United States patents, 8 United States patent applications, 42 foreign patents and 62 foreign patent applications related to NRTs and their use as pharmaceuticals.

   Several of the patents and patent applications licensed from the University of Kentucky Research Foundation ("UKRF") and the Oklahoma Medical Research Foundation ("OMRF"), and certain related technology, were licensed pursuant to an agreement between the Company and UKRF and OMRF in 1992 (the "UKRF/OMRF Agreement"). The underlying technology was primarily developed by the Company's founders, Dr. John Carney, at the Universities of Oklahoma and Kentucky, and Dr. Robert Floyd, at OMRF. The UKRF/OMRF Agreement grants Centaur exclusive worldwide rights to the covered patents and technology, subject to certain very limited exceptions. In exchange, Centaur has agreed to pay certain royalties and sublicense fees to the licensors, as well as pay the patent costs related to the subject technology. The UKRF/OMRF Agreement requires Centaur to make minimum payments of $25,000 per year until an NDA is approved by the FDA, and $100,000 per year thereafter. In connection with the UKRF/OMRF Agreement, Drs. Carney and Floyd transferred 200,000 shares of Centaur Common Stock to UKRF and OMRF, respectively.

   Centaur is obligated by the UKRF/OMRF Agreement to use reasonable efforts to bring one or more licensed products to market. The UKRF/OMRF Agreement expires on the later of July 2007 or the expiration of the last to expire patent. UKRF and OMRF have entered into a similar license with Astra that may be used only if the UKRF/OMRF Agreement or Astra Agreement is terminated under certain conditions, including breach by Centaur.

   In January 1998, the Company entered into an additional license agreement with OMRF pursuant to which the Company received an exclusive worldwide license to certain additional patents and technology, subject to certain very limited exceptions. In exchange, the Company paid a license initiation fee to OMRF and agreed to pay certain royalties. The agreement requires Centaur to make minimum royalty payments of $10,000 per year, as well as certain milestone payments.
The Company is obligated to use reasonable efforts to bring one or more licensed products to market. The agreement expires on the later of January 1, 2013 or the expiration of the last to expire patent.

   Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of its scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements generally require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Dependence on Patents and Proprietary Technology."

   The Company does not currently have any registered trademarks or tradenames. The Company has entered into an agreement with Chiron Corporation ("Chiron") whereby Chiron agreed to not challenge the Company's use of "Centaur" in the pharmaceutical field and the Company agreed to not challenge Chiron's use of "Centaur" in the medical diagnostics field. The Company intends to apply for trademark and tradename registrations as appropriate.

CUTANIX--SKIN CARE AFFILIATE

   Because of the antioxidative and anti-inflammatory properties of NRT compounds, the Company believes that these compounds could be effective in treating various diseases and disorders of the skin, including dermatitis, psoriasis and photoaging. In January 1998, the Company exclusively licensed all of its current and future technology for the field of dermatology, cosmetics and other skin care applications to a newly formed company, Cutanix Corporation ("Cutanix"), which has undertaken a research program to identify compounds which could be developed into dermatological drugs or cosmetics. The license agreement provides that either the Company or Cutanix may obtain the exclusive right to use Company compounds, with certain exceptions, by agreeing to take certain actions to develop the compound. Accordingly, Cutanix could obtain exclusive rights to a compound that the Company might otherwise choose to develop. The Company and Cutanix also entered into a services and supply agreement in January 1998 under which the Company agreed to provide certain administrative and other services to Cutanix at cost. In addition, the Company and Cutanix agreed that the Company would be the exclusive supplier of NRT active compounds to Cutanix (subject to certain rights of each party to terminate this exclusivity) at a cost-based purchase price. Centaur has provided approximately $260,000 in cash and services to Cutanix under this agreement. Centaur currently owns 48% of the outstanding stock of Cutanix. Centaur and the two other principal stockholders of Cutanix have agreed to maintain a three person Board of Directors with one representative of each on the Board, subject to certain limited exceptions, and have also agreed that certain major corporate actions will require the approval of 75% of the members of the Board of Directors, all for a period of ten years. Cutanix recently raised capital in a private equity financing to fund the continued development of its lead compounds, and as part of this financing, the Company converted the approximately $260,000 receivable from Cutanix for the services and cash provided by the Company into 52,000 shares of convertible preferred stock of Cutanix. A director of the Company is a director and major stockholder, and the chief executive officer, of Cutanix. See "Certain Relationships and Related Transactions--Other Transactions" and Note 2 of Notes to Financial Statements.

RESEARCH COLLABORATIONS

   Centaur sponsors research at a number of institutions to augment its internal resources. The Company has worked with scientists at the University of Kentucky and OMRF through sponsored research contracts and research collaborations since 1992. The research at the University of Kentucky was conducted by Dr. Carney until he joined Centaur as Chief Technical Officer in June 1996 and is continuing through collaboration with other University of Kentucky scientists. The research at OMRF is conducted by Dr. Floyd in the fields of free radical chemistry and mechanisms of drug action.

   The Company sponsors a research program with the Neuroscience Institute of The Queen's Medical Center in Honolulu, Hawaii. The research program is conducted under the direction of Professor Bo Siesjo, M.D., Ph.D., and is aimed at understanding the role of oxidative stress agents in neurodegeneration and neuroinflammation and the neuroprotective mechanisms of NRT action. The Company previously sponsored a similar research program with Dr. Siesjo while he was at the University of Lund in Sweden. In addition, Centaur has research collaborations with the Universite d'Aix Marseille (medicinal chemistry); the Department of Ophthalmology and Neuroscience Center-Louisiana State University (preclinical studies in NRT mechanisms of action in arthritis and myocardial ischemia); the Department of Chemistry-University of Florida (medicinal chemistry); the Department of Pharmacology-University of North Texas Health Science Center (preclinical studies in brain aging and cognition) and other academic research institutions.

MANUFACTURING

   The Company has completed the construction of, and has begun the process of seeking regulatory approvals for, a 30,000 square foot manufacturing facility in Santa Clara, California, which has replaced a much smaller pilot GMP manufacturing facility at the Company's Sunnyvale, California headquarters.
This facility is expected to be sufficient to permit the Company to produce the volume of product needed through the clinical trial process and for early commercial sales, and positions the Company to realize manufacturing revenues. This facility also permits the Company to gain the knowledge and insights about the Company's products and technology that result from developing and implementing the production methods, and affords the Company the potential to enhance its proprietary position. Further expansion of Centaur's facilities, procurement of a larger facility and/or arrangements with third-party manufacturers will be required to satisfy later commercial needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--Absence of Sales and Marketing Experience and Limited Manufacturing Capabilities."

COMPETITION

   The pharmaceutical industry is subject to intense competition and rapid and significant technological change. Competitors of Centaur in the United States and abroad are numerous and include, among others, pharmaceutical and biotechnology companies, universities, and other research institutions. Many of these companies and institutions are actively engaged in activities similar to those of Centaur, including research and development of products for Parkinson's disease, stroke, AIDS dementia, Alzheimer's disease and arthritis. While the Company believes that its products will offer significant advantages over available products, currently marketed products often have a significant competitive advantage over new entrants. If regulatory approvals are received, certain of the Company's potential products will compete with well-established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. There can be no assurance that Centaur's products under development will be able to compete successfully with existing therapies or with products under development by its competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than Centaur, and certain of these competitors may compete with the Company in establishing development and marketing agreements with pharmaceutical companies. In addition, many of the Company's competitors have greater experience than the Company in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals. The Company's competitors may succeed in obtaining FDA approval for products sooner than Centaur.

GOVERNMENT REGULATION

   The preclinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, promotion and advertising of the Company's products and its research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA and state regulations in the United States and by comparable requirements in foreign countries. The process of completing clinical testing and obtaining regulatory approval for a new human drug requires a number of years and the expenditure of substantial resources. There can be no assurance that any product will successfully complete such testing or receive approval, or that any approval will be timely or will not impose significant limitations pertaining to the approved conditions of use.

   The steps required before new human pharmaceutical products may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND application, (iii) successful completion of adequate and well-controlled human clinical trials establishing the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA and (v) FDA approval of the NDA.

   Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify safety issues. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after filing of the IND unless the FDA objects, although companies typically wait for approval from the FDA before commencing clinical trials. Human clinical trials are designed to collect data and information relating to drug activity, safety and effectiveness for intended uses and proper dosing and other conditions of use. Phase I clinical trials are typically not controlled and are conducted with a small number of patients or healthy volunteers and are designed to determine the metabolic and pharmacologic activities of the product, to test its safety and, if possible, to gain early evidence on effectiveness. Phase II clinical trials involve controlled studies in a limited number of patients to evaluate the efficacy of the product for specific targeted indications and to determine the common short term side effects and risks associated with the product. Phase III clinical trials are controlled studies conducted to more conclusively evaluate clinical efficacy and safety within an expanded patient population. Phase III clinical trials often involve a substantial number of patients in multiple study centers and may include chronic administration of the product to assess the overall benefit-risk relationship of the product. A given clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies are required. The designation of a clinical trial as being of a particular Phase is not necessarily indicative that such a trial will yield results sufficient to justify the continuation of clinical testing. For example, no assurance can be given that a Phase III clinical trial will be sufficient to support an NDA without further clinical trials. The FDA monitors the progress of each of the three phases of clinical testing and may alter, suspend or terminate the trials based on the data that have been accumulated to that point and its assessment of the risk-benefit ratio to the patient. Typical estimates of the total time required to complete clinical testing under ordinary circumstances vary between four and ten years. Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, an NDA may be filed with the FDA. This application includes detailed information pertaining to product chemistry, manufacturing and quality control procedures, pre-clinical and clinical safety and efficacy data and proposed labeling. FDA approval of the NDA is required before the applicant may market the new product. There can be no assurance that the FDA will conclude that the NDA contains adequate data and information pertaining to chemistry, manufacturing and quality control procedures, and pre-clinical and clinical safety and efficacy data, to justify approval of the NDA, or that the FDA will not require the generation and submission of additional data and information prior to approving the NDA, or that the FDA will not impose significant limitations as a condition for approval.

   Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety. Further, separate approval in the form of a supplemental NDA or a new NDA is required for the marketing of a product as a treatment in clinical indications other than those for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's effects. Side effects resulting from the use of pharmaceutical products may require the adoption of restrictive/precautionary labeling and may result in the NDA being withdrawn according to established procedures.

   In addition to obtaining FDA approval for each product, each United States and foreign drug manufacturing establishment must be registered with the FDA and, if applicable, licensed by the State of California or other states. United States manufacturing establishments are subject to biennial inspections by the FDA and must comply with FDA-mandated GMP. The failure to adhere to GMP can result in suspension of manufacturing until substantial compliance with GMP is achieved, the recall of previously distributed products and, ultimately, in the withdrawal of the NDA.

   In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, federal environmental protection statutes, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state and local regulations. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions and/or withdrawals of regulatory approvals, product recalls, prohibitions against manufacture, distribution, sales and/or marketing and criminal prosecution of a company and/or its officers and employees. The Company believes that it is in compliance with applicable environmental regulations, and future costs associated with maintaining its current facilities in compliance are not expected to have a material adverse impact on the Company's financial position. However, there can be no assurance that the cost of environmental compliance will not significantly increase the cost of constructing additional manufacturing capacity in the future.

   For distribution outside the United States, the Company will be subject to FDA export requirements and foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

   As noted above, the Company and Astra have completed Phase I clinical studies of the Company's stroke compound in Sweden and are conducting a Phase IIa clinical trial of such compound in Europe. These trials are not being conducted pursuant to an FDA IND. See "--Stroke Program." In general, the FDA accepts foreign studies to support clinical investigations in the United States or marketing approval so long as such studies are well designed, well conducted, performed by qualified investigators and conducted in accordance with ethical principles acceptable to the world community. Such studies would not typically be sufficient to form the sole basis for marketing approval in the United States, and clinical studies would typically need to be conducted in the United States as well. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations--No Assurance of FDA Approval; Comprehensive Government Regulation."

   If certain of the Company's proprietary compounds are eventually marketed in the United States, the Company may be required to manufacture the drug substance for such sales in the United States pursuant to the provisions of NIH grants received by the Company.

SCIENTIFIC ADVISORY BOARD

   The Company has established a Scientific Advisory Board ("SAB") composed of individuals with expertise in free radical chemistry, drug discovery model development, drug screening, clinical pharmacology and clinical medicine. SAB members assist the Company in identifying scientific and product development opportunities, review with management the progress of the Company's projects and assist in the recruitment and evaluation of the Company's scientific staff. SAB members receive compensation for the services they provide to the Company. Most SAB members have substantial commitments to third parties, which commitments may conflict or compete with their obligation to the Company. Accordingly, such persons devote only a small portion of their time to matters related to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations-- Dependence Upon Key Personnel; Need to Attract Qualified Employees and Consultants."

   The following individuals are members of the Company's Scientific Advisory
Board:

   ROBERT FLOYD, PH.D., CHAIRMAN. Dr. Floyd, a co-founder of the Company and a member of its Board of Directors, is head of the Free Radical Biology and Aging Program at the Oklahoma Medical Research Foundation and Professor of Biochemistry and Molecular Biology at the University of Oklahoma Medical School in Oklahoma City, Oklahoma. Dr. Floyd has published over 200 peer reviewed papers on the identification and quantification of free radicals in biological systems, their roles in aging and disease, and related subjects. Dr. Floyd consults with the Company on both the mechanism of action of NRTs and the role of oxidative stress agents in injury to biological systems, including oxidative damage to brain tissue during stroke and trauma, Parkinson's disease, Alzheimer's disease, AIDS dementia, inflammation and aging.

GENERAL ADVISORS

   BRUCE AMES, PH.D. Dr. Ames is Professor of Biochemistry and Molecular Biology and Director of the National Institute of Environmental Health Sciences Center at the University of California, Berkeley. Dr. Ames is a member of the National Academy of Sciences and has published extensively on the detection of free radical damage to DNA in biological tissue and the role of antioxidants, vitamins and enzymes in aging. Dr. Ames consults with the Company in the areas of oxidative stress agents biochemistry and the role of antioxidants in mitochondrial function and aging.

   NICHOLAS BAZAN, M.D., PH.D. Dr. Bazan is Professor of Ophthalmology, Biochemistry and Molecular Biology, and Neurology and Director of the Neurosciences Program at Louisiana University Medical School in New Orleans, Louisiana. Dr. Bazan is an internationally recognized neuroscientist, ophthalmologist and lipid biochemist and has published over 300 peer reviewed papers in the area of inflammatory processes and the role of cyclooxygenase-2 and platelet activating factor. Dr. Bazan consults with the Company in the areas of inflammatory mechanisms, ophthalmology and arthritis.

   M. FLINT BEAL, M.D. Dr. Beal is Professor and Chair of Neurology at Cornell University Medical School in New York, New York. Dr. Beal has published over 200 peer reviewed papers on the preclinical and clinical importance of metabolically derived oxidative stress agents in aging and disease. Dr. Beal is recognized for his research in the roles of mitochondrial dysfunction and free radical-induced damage in neurodegeneration. Dr. Beal consults with the Company in the areas of neurodegeneration mechanisms and Parkinson's disease therapeutics.

   RONALD MASON, PH.D. Dr. Mason is Head, Free Radical Metabolite Section, Laboratory of Pharmacology and Chemistry, National Institute of Environmental Health Sciences, National Institute of Health, Research Triangle Park, North Carolina. Dr. Mason has published more than 200 peer reviewed articles on the chemistry of free radicals and the mechanism of action of antioxidants. Dr. Mason consults with the Company in the areas of disease mechanisms and the mechanism of NRT action.

   BO SIESJO, M.D., PH.D. Dr. Siesjo is Director of Research at the Neuroscience Institute of the Queen's Medical Center, Honolulu, Hawaii. Dr. Siesjo is the former Chairman of the Experimental Brain Research Center, Lund University Hospital, University of Lund, Sweden. He has published over 500 peer reviewed articles on the biochemistry of stroke and metabolic neurodegenerative conditions. His research into the role of calcium in mitochondrial dysfunction in stroke and epilepsy is internationally recognized. He consults with the Company in the areas of neurodegenerative processes and stroke and trauma therapeutics.

   EARL STADTMAN, PH.D. Dr. Stadtman is Chief, Section on Enzymes, Laboratory of Biochemistry, National Heart, Blood and Lung Institute, at the National Institutes of Health in Bethesda, Maryland. Dr. Stadtman is a member of the National Academy of Science and has published over 200 peer reviewed articles on the biochemistry of free radicals, free radical damage to proteins and lipids and the mechanisms of action for antioxidants. Dr. Stadtman consults with the Company in the areas of free radical biochemistry and NRT mechanism of action.

SPECIFIC THERAPEUTIC PROGRAM ADVISORS

     Parkinson's Disease

   J. WILLIAM LANGSTON, M.D. Dr. Langston is President of the Parkinson's Institute in Sunnyvale, California. Previously, Dr. Langston was Senior Scientist and Director of the Parkinson's Disease Research Program for the Institute of Medical Research in San Jose, California. In addition to his clinical research background in Parkinson's disease, Dr. Langston co- discovered the toxin MPTP and its mechanism of producing Parkinson-like neurodegeneration, which is used as a model of Parkinson's disease. Dr. Langston consults with the Company in the area of preclinical and clinical Parkinson's disease research.

   C. WARREN OLANOW, M.D. Dr. Olanow is Professor and Chairman of the Department of Neurology of Mount Sinai School of Medicine, Mount Sinai Medical Center, New York, New York. Dr. Olanow has published extensively on the biochemistry of Parkinson's disease development and progression. He consults with the Company in the area of Parkinson's disease treatment.

   Stroke and Trauma

   LARS HILLERED, M.D., PH.D. Dr. Hillered is Professor of Neuroscience at Uppsala University Medical Center, Uppsala, Sweden. Dr. Hillered has published more than 100 peer reviewed articles on the neurochemistry and treatment of stroke and trauma. He consults with the Company in the areas of mechanisms of oxidative brain damage and NRT mechanism of action in stroke.

   Alzheimer's Disease

   KONRAD BEYREUTHER, PH.D. Dr. Beyreuther is Professor of Molecular Biology at the Zentrum fur Molekulare Biologie, Heidelberg University, Heidelberg, Germany. Dr. Beyreuther has published extensively on the mechanism of amyloid plaque formation and the etiology of Alzheimer's disease. Dr. Beyreuther consults with the Company in the area of Alzheimer's disease therapeutics.

   ALBERT DRESSE, M.D., PH.D. Dr. Dresse is Professor of Pharmacology at the University of Liege Medical School, Liege, Belgium. Dr. Dresse's fields of expertise include neurodegeneration, electrophysiology and molecular biology of learning, memory and aging. Dr. Dresse consults with the Company in the area of Alzheimer's disease.

   ZAVEN KHACHATURIAN, PH.D. Dr. Khachaturian is Director of the Ronald and Nancy Reagan Institute for Alzheimer's Research. He is the former Program Director of the Neuroscience and Neurology of Aging Division of the National Institute of Aging. He consults with the Company in the area of Alzheimer's disease therapeutics.

   WILLIAM MARKESBERY, M.D. Dr. Markesbery is Professor of Pathology and Neurology at the University of Kentucky College of Medicine and Director of the Sanders-Brown Center on Aging. In addition, he is the Director and Principal Investigator of the Alzheimer's Disease Research Center. Dr. Markesbery has particular expertise in Alzheimer's disease and served on the U.S. Congressional advisory panel on dementing illnesses. Dr. Markesbery has published over 250 articles on brain pathology and Alzheimer's disease. He consults with the Company in the area of Alzheimer's disease mechanisms and clinical trial design.

   Communication with many members of the Scientific Advisory Board takes place on a regular basis. In accordance with consulting agreements the Company has with these advisors, discoveries made as part of the consulting activity are generally the property of the Company. Should scientific discoveries be made by a member of the Scientific Advisory Board in conjunction with other research at another institution rather than while acting as a consultant to the Company, that discovery would generally be owned by the researcher or that institution. If such a discovery were deemed to be helpful in the Company's own research, the Company would have to enter into a license agreement in order to utilize the discovery. The Company relies on its scientific advisors to assist the Company in formulating its research and development strategy. Retaining and attracting qualified advisors will be critical to the Company's success.

EMPLOYEES

   As of December 31, 1998, Centaur had 86 full-time employees of which 22 have Ph.D. and/or M.D. degrees. Of the Company's full time employees, 53 work in research and development, 14 work in manufacturing, product development and QA/QC and 19 work in finance and administration. On December 31, 1996, 1997 and 1998 the Company had 66, 87 and 86 employees, respectively. The Company's employees are not represented by any collective bargaining unit, the Company has never experienced a work stoppage, and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

   The Company leases approximately 31,000 square feet of laboratory and office space in a facility in Sunnyvale, California. The lease expires in 2001. The Company also leases a 77,000 square foot facility in Santa Clara, California, in which it has recently completed the construction, and is beginning the process of seeking regulatory approvals, of a 30,000 square foot manufacturing plant that is designed to comply with GMP. This lease expires in 2004. While Centaur believes that its existing facilities are sufficient to produce the volume of product needed for clinical trials and early commercial sales, the Company expects that larger facilities will be needed for any later stage commercial sales. There can be no assurance that the Company will be able to obtain such space on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   Market for Registrant's Common Equity.

   The Company's Common Stock is not listed or quoted on any exchange or automated quotation system, and, accordingly, there is no active trading market for the Company's Common Stock. The shares of Common Stock of the Company may be traded from time to time in the Swiss over-the-counter market. This market consists of negotiated transactions from time to time between investors, who may act through banks or brokers. Trading of the Company's Common Stock in the Swiss over-the-counter market has been, and is expected to continue to be, very limited. While indications of the price at which investors might be willing to buy or sell shares of Common Stock may be available from time to time to banks, brokers and other financial institutions over electronic media, this information is not otherwise available generally to the public. In addition, this information may not be indicative of the price at which shares of Common Stock would actually be purchased or sold. Information as to the price and volume of actual transactions in the Common Stock in the Swiss over-the-counter market is not publicly reported or available in any printed or electronic media.

   Dividend Policy.

   The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

   Changes in Securities

   Between October 1, 1998 and December 31, 1998, the Company sold the following equity securities that were not registered under the Securities Act of 1933 (the "Securities Act").

                                                                  Aggregate Purchase
Class of                 Date of       Title of      Number of    Price and Form of
Purchasers                Sales       Securities     Securities     Consideration
----------               -------      ----------     ----------   ------------------
Institutional and
 Individual Investors    10/13/98  Common Stock (1)   1,500,000   $16.5 million - Cash

-----------

(1) On October 13, 1998, the Company completed an offering of 1,500,000 shares of its Common Stock. These shares were initially offered and sold outside the United States and, accordingly, such offers and sales were not registered under the Securities Act. In connection with this offering, the Company filed a registration statement on Form S-1 (Securities and Exchange Commission File No. 333-57165) for purposes of registering any offers or sales of such shares in the United States including any shares initially offered outside the United States that are thereafter sold or resold in the United States by underwriters or, for a period of 90 days after the offering, dealers (as such terms are defined in the Securities Act).

   Use of Proceeds

   The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The managing underwriters for the offering were Bank J. Vontobel & Co. AG, Vector Securities International, Inc. and Vontobel Securities Ltd.

   In October 1998, the Company completed its underwritten offering in which 1,500,000 shares of its Common Stock were sold to institutional investors and individuals by the Company at a price of $11.00 per share for aggregate gross proceeds of $16.5 million. Effective immediately prior to the closing of the underwritten offering, all outstanding shares of the Company's preferred stock were automatically converted into shares of common stock.

   Expenses incurred by the Company in connection with the initial public offering were:

          Underwriting discounts and commissions                $  909,800
          Expenses paid to or for underwriters                     837,200
          Other expenses                                         1,172,400
                                                                ----------
          Total expenses                                        $2,919,400
                                                                ==========

   None of such payments were direct or indirect payments to directors or officers of the Company or any of their associates, to persons holding ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

   The aggregate net offering proceeds to the Company from the underwritten offering after deducting the total expenses described above were approximately $13.6 million. The Company expects to use the net proceeds of the offering to fund its research and development programs not covered by Astra, for capital expenditures, and for general corporate purposes, including working capital. From the effective date of the Registration Statement to December 31, 1998, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

   (i)  Temporary investment in marketable securities, $12.2 million

   (ii) Working capital, $1.4 million.

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data set forth below with respect to the Company's statement of operations for each of the three years in the period ended December 31, 1998 and balance sheet data at December 31, 1996, 1997 and 1998, are derived from the audited financial statements of the Company, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 1994 and 1995 and the balance sheet data at December 31, 1994 and 1995 are derived from financial statements not included in this report. The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplemental Data."

                                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                               1994(1)          1995             1996            1997             1998
                                           --------------  ---------------  --------------  ---------------  ---------------
                                                              (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenue.............................         $   156           $ 7,875         $12,743         $ 9,573         $  6,663

Operating expenses:
  Research and development..............           2,735             5,490           7,854          15,646           13,934
  General and administrative............             912             1,385           2,306           2,266            3,494
                                                 -------           -------         -------         -------         --------
Total operating expenses................           3,647             6,875          10.160          17.912           17,428
                                                 -------           -------         -------         -------         --------
Income (loss) from operations...........          (3,491)            1,000           2,583          (8,339)         (10,765)

Interest and other income, net..........              41               491             362           1,107               80
                                                 -------           -------         -------         -------         --------
Net income (loss).......................         $(3,450)          $ 1,491         $ 2,945         $(7,232)        $(10,685)
                                                 =======           =======         =======         =======         ========
Net income (loss) per share(2):
  Basic.................................           (1.44)             0.62            1.15           (2.64)           (1.90)
  Diluted...............................           (1.44)             0.13            0.24           (2.64)           (1.90)
Shares used in computing net income
(loss) per share (2):
  Basic.................................           2,401             2,403           2,551           2,742            5,614
  Diluted...............................           2,401            11,602          12,514           2,742            5,614


                                                                                   DECEMBER 31,
                                            ----------------------------------------------------------------------------------
                                                1994(1)          1995             1996             1997             1998
                                            --------------  ---------------  ---------------  ---------------  ---------------
                                                                                (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short term
investments..............................         $ 7,088          $ 8,699          $10,966          $13,633         $ 18,534
Working capital..........................           6,803            8,199           10,234           11,300           15,160
Total assets.............................           7,985           11,058           15,407           24,243           37,233
Long-term portion of obligations under
 capital lease...........................             561              343              210               --               --
Long-term portion of debt financing......              --               --               --               --            5,802
Redeemable convertible preferred
stock (3)................................          11,698           11,698           11,698           28,105               --
Accumulated deficit......................          (4,755)          (3,264)            (319)          (7,551)         (18,236)
Total stockholders' equity (net capital
 deficiency).............................         $ 7,013          $(3,196)         $  (245)         $(7,035)        $(25,978)

(1) Unaudited
(2) See Note 1 of Notes to Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.
(3) Shares of Preferred Stock converted to Common Stock on October 13, 1998, upon the completion of the Company's underwritten offering of 1,500,000 shares of its Common Stock. See Note 9 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth under "Factors That May Affect Future Results of Operations."

OVERVIEW

   The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving oxidative stress. From inception through December 31, 1998, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $37.0 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through December 31, 1998 of $18.2 million. The Company expects to incur additional significant operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. The Company also expects its results of operations to vary significantly from quarter to quarter. Quarterly operating results will depend upon many factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of receipt of milestone payments from new and existing collaborative partners, if any, the conduct and results of clinical trials and the timing of regulatory approvals, the timing of potential product introductions both in the United States and internationally and the cost to validate and operate manufacturing facilities.

   In June 1995, the Company entered into a collaborative agreement with Astra for the research, development and marketing of NRT-related drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Astra paid Centaur $4 million upon execution of the Astra Agreement as reimbursement for certain previously incurred costs. Under the terms of the Astra Agreement, Astra has agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. Additionally, Astra bears the costs of its development work under the Astra Agreement. The $6 million annual research reimbursement will expire and is renewable at Astra's discretion in June 2000. Astra is also obligated to reimburse the Company for the manufacture of bulk drug product for use in clinical testing, and to pay royalties to Centaur on product sales covered by the Astra Agreement. The milestone payments potentially available to the Company under the Astra Agreement total $34 million, allocated among 21 separate milestones, of which two milestones representing $3 million in total had been achieved by the Company as of December 31, 1998. There can be no assurance that any of the remaining milestones will be achieved by the Company. Astra received exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. The Company retains worldwide manufacturing rights for the active ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through December 31, 1998, the Company recognized $29.4 million of revenue under the Astra Agreement. See "Business - Astra Alliance."

   In October 1996, the Company entered into a research and development collaboration with H. Lundbeck A/S ("Lundbeck") to jointly commercialize the Company's proprietary drug compound for Parkinson's disease. Under the Lundbeck Agreement, Lundbeck and the Company jointly funded research, development, regulatory and other nonresearch activities. Upon achievement of certain drug development milestones, Lundbeck was to make milestone payments. From the inception of the Lundbeck collaboration to March 1998, $6.0 million of revenue has been recognized, of which $4.3 million has been paid in cash and $1.7 was satisfied by the provision of services by Lundbeck. In March 1998, Lundbeck terminated the Lundbeck Agreement based primarily on a claim that Centaur had breached the agreement by commencing clinical trials for AIDS dementia, using the same compound as is being used in the Company's Parkinson's disease clinical trials, without obtaining consent from Lundbeck. This claim was disputed by the Company. In July 1998, the Company and Lundbeck entered into an agreement releasing each party from any further obligations or claims under the Lundbeck Agreement and providing the Company with an option to use certain production processes and other intellectual property of Lundbeck in exchange for certain limited royalty payments in the event Centaur exercises such option.

RESULTS OF OPERATIONS

   Years Ended December 31, 1996, 1997 and 1998

   Substantially all of the Company's revenues have been derived from collaborative research and development agreements and NIH grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. Revenues were $12.7 million in 1996, $9.6 million in 1997, and $6.7 million in 1998. These amounts include revenues from the Astra Agreement of $8.3 million in 1996, $7.1 million in 1997 and $6.4 million on 1998, revenues from the Lundbeck Agreement of $3.7 million in 1996, $2.1 million in 1997 and none in 1998 and NIH grant revenue of $682,000 in 1996, $364,000 in 1997 and $217,000 in
1998. Revenues from Astra and Lundbeck decreased in 1998 as no milestone payments were earned from either Astra nor Lundbeck and due to termination of the Lundbeck Agreement. The financial impact of the decreased revenue was partially offset by a decrease in research and development costs related to the Lundbeck collaboration. In 1997, revenues decreased primarily due to a reduction in milestone payments earned, partially offset by an increase in research and development support revenue from Lundbeck. The Company's milestone revenues have varied significantly during these periods. In 1996, milestone revenues included $2.0 million recognized under the Astra Agreement and $3.0 million under the Lundbeck Agreement. In 1997, revenues included recognition of milestone revenue of $1.0 million related to the Astra Agreement and no milestone revenue related to the Lundbeck Agreement.

   Research and development expenses increased from $7.9 million in 1996 to $15.6 million in 1997 and decreased to $13.9 million in 1998. The increase in 1997 research and development expenses was primarily due to initiation of AIDS dementia clinical trials in 1997 and increased activity in the Company's other research and development projects. In 1998, research and development expenses related to the Parkinson's project decreased as joint development expenses were reduced following termination of the Lundbeck Agreement. The effect of this reduction on 1998 expenses was partially offset by increased payroll and personnel expenses resulting from the hiring of additional personnel for internal research and development and associated increased purchases of laboratory supplies and chemicals and by increased equipment depreciation and facilities expenses. In addition, during 1997 and 1998, the Company expanded its funding of work at outside research institutions. The Company expects 1999 research and development expenses to be approximately equal to those incurred in 1998. However, the Company expects its research and development costs to increase after 1999, as a result of the planned addition of new clinical programs as well as the commencement of more advanced phases of the Company's Parkinson's disease and AIDS dementia clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

   General and administrative expenses decreased slightly from $2.3 million in 1996 to $2.2 million in 1997 and increased to $3.5 million in 1998. The increase in 1998 was primarily attributable to increased legal, patent and deferred compensation costs, as well as costs related to the October 1998 equity financing. The Company expects that general and administrative expenses will increase in the future as a result of increased activity by the Company in corporate development, the increased costs of being a public company and the addition of personnel and facilities that would be needed to support growth in the Company's activities. In addition, if the Company is successful in commercializing one or more drugs, it will incur substantial general, selling and administrative expenses in connection with the marketing and sales effort. However, there can be no assurance that the Company will be able to commercialize any of its drug candidates.

   Net interest and other income increased from $362,000 in 1996 to $1.1 million in 1997, due primarily to increases in interest received from the Company's cash balances, which increased primarily from the net proceeds of a $16.4 million private placement completed in early 1997. In 1998, net interest and other income decreased to $80,000 due to interest expense of $859,000 related to the Company's debt financing in June 1998.

   During the years ended 1996, 1997 and 1998, the Company recorded aggregate deferred compensation of $50,000, $2.3 million, and $2.2 million, respectively, in connection with certain stock options and warrants granted by the Company in those periods. The amortization amounts were allocated primarily to research and development expenses, and, to a lesser extent, general and administrative expenses. See Note 9 of Notes to Financial Statements.

   The Company reported net income in 1996 of $2.9 million, largely as a result of the recognition of signing and milestone revenues under the Company's collaborative agreements. The Company's net income decreased to a net loss of $7.2 million in 1997 and a net loss of $10.7 million in 1998, primarily as a result of reduced revenue and increased operating expenses.

   As of December 31, 1998, the Company had a federal income tax loss carryforward of approximately $15.5 million. The Company's research and development tax credit carryforwards are approximately $0.3 million for federal income tax purposes. The federal net operating loss and credit carryforwards will expire on various dates beginning in the year 2012 if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   In October 1998, Cutanix completed a private placement of preferred stock which reduced the Company's equity interest in Cutanix from 63% to 48%. As a result of the private placement, the Company's net assets were increased by approximately $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

   From inception through December 31, 1998, the Company has financed its operations primarily through $41.7 million received from private placements and underwritten offerings of equity securities, $35.3 million generated from corporate collaborations, $8.9 million net from a debt financing and $1.7 million from NIH grant funding. As of December 31, 1998, the Company had approximately $24.1 million in cash and investment securities. The Company had debt obligations totalling $7.8 million at that date, bearing interest at 14.8% per annum. The debt obligations are secured by equipment and leasehold rights and improvements, and are payable in monthly installments through 2002. See Note 8 of Notes to Financial Statements.

   The Company's operations used $6.2 million and $7.1 million of cash in the years ended December 31, 1997 and 1998, respectively, and provided cash of $5.1 million in the year ended December 31, 1996. These uses and contributions of cash primarily reflect the Company's net profit or loss for such periods, as adjusted for changes in the Company's assets and liabilities and deferred compensation over such periods.

   The Company's use of cash in investing activities reflects the Company's purchase of property and equipment, together with purchases and sales of securities in which the Company has invested its cash prior to use. Additions to property and equipment were $2.7 million, $7.5 million and $3.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increased spending in 1997 compared to 1996 was primarily due to the Company's investment in its Santa Clara, California manufacturing facility, which was completed in 1998. Of the $14.5 million additions to property and equipment since the beginning of 1995, the Company invested approximately $9.4 million in its Santa Clara facility and approximately $5.1 million in its Sunnyvale facility. The Company anticipates incurring capital expenditures of at least $20 million over the next several years to establish a commercial scale pharmaceutical manufacturing plant and to expand its research, development, and administrative facilities and equipment in its Santa Clara facility, although these expenditures have not yet been approved by its board of Directors, and the amount and timing of the Company's capital expenditures will depend on the success of clinical trials for the Company's products and on the further development of plans for commercial production. The Company plans to fund a significant portion of such expenditures through loans and government grants, although there can be no assurance that such funding will be available.

The Company believes that its current resources will be sufficient to meet its capital requirements for at least the next twelve months. However, there can be no assurance that the Company will not require additional funds during this period to continue its research and development programs and to enter into and sustain preclinical and clinical testing. The Company anticipates that following this period it will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of its products. The Company's capital requirements depend on numerous factors, including the progress of the Company's research and development programs, manufacturing activities, revenues or investments from collaborators, the scope and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approval, competing technological and market developments, changes in the Company's existing research relationships and the ability of the Company to establish additional collaborative and other arrangements. There can be no assurance that any additional funding will be available to the Company or, if available, that it will be on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish certain material rights to its potential products on terms that it might otherwise find unacceptable. See "Factors That May Affect Future Results of Operations - Future Capital Needs; Uncertainty of Additional Funding.

RECENT ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 COMPLIANCE

   The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using dates beginning with the Year 2000 are a known risk. The Company has established procedures for evaluating and managing the internal risks and costs associated with this problem and expects to upgrade or replace software that is not Year 2000 compliant by mid-1999. Although the Company's assessment is continuing, the Company believes that resolving these matters will not have a material adverse effect on its financial condition or results of operations.

   The Company is also assessing the possible effect on its operations of the Year 2000 readiness of critical third-parties, such as collaborative partners and suppliers of products and services. For instance, we have contacted our collaborative partner and they have confirmed that they have an active Year 2000 compliance program. We expect that by mid-1999, we will contact the contract research organizations ("CROs") that conduct our clinical studies and assess their state of readiness with Year 2000 compliance. Should our CROs not be ready for the Year 2000, there could be delays in clinical trials and issues with the validity of trial results, which could have a material adverse effect on the Company's business, financial condition or results of operations. By mid-1999, the Company is planning to develop contingency plans to identify alternative vendors should significant third parties fail to adequately address Year 2000 issues. There can be no assurance that such plans will fully mitigate any such failures or problems. Furthermore, there may be certain critical third parties, such as collaborative partners, CROs, utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

   Although it is difficult to estimate the total costs of implementing a Year 2000 compliance plan, the Company's preliminary estimate is that such costs will total less than $100,000. However, although management believes its estimates are reasonable, there can be no assurance that the actual costs of implementing the Year 2000 compliance plan will not differ materially from the estimated costs. The

Company has incurred approximately $50,000 through December 31, 1998 on this project. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed onto this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

   The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans is in progress and will be developed in detail and expanded through mid-1999. A substantial portion of the Company's Year 2000 compliance issues are software or information technology ("IT") issues, which appear to be resolvable either by upgrading or replacing non-Year 2000 compliant software. The Company is currently evaluating the non-IT issues, which are not anticipated to be material. The Company believes Year 2000 noncompliance by its critical third party relationships, such as collaborative partners, CROs, utilities, and others may be the most reasonably likely worst case scenario. The Company is currently assessing the nature and level of this risk.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   Early Stage of Development; Technological Uncertainties.

   Centaur was incorporated in March 1992 and is in an early stage of development. All of the Company's potential products are in early stages of research, development or testing, and no revenues have been generated from the sale of products. Products resulting from the Company's research and development efforts, if any, are not expected to be commercially available for at least several years. The Company's potential products will require substantial additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. The Company's product development efforts may not progress as expected, if at all. In addition, the Company's products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that:

     . the Company's product candidates will not receive FDA approval (or equivalent approvals outside the United States) or market acceptance;

     . any or all of the Company's product candidates will be found to be unsafe or ineffective;

     . the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

     . proprietary rights of third parties will preclude the Company from marketing such products; and

     .    third parties will market superior or more cost-effective products.

   As a result, there can be no assurance that the Company will be able to produce any commercially viable products, and this would have a material adverse effect on the Company's business, financial condition and results of operations.

   Uncertainty of Preclinical and Clinical Trials.

   The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products and will require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. Most of the diseases and disorders being targeted by the Company are highly complex. Their causes, and the extent of oxidative stress involvement in such diseases and disorders, are not fully known, and there are no widely accepted in vitro or in vivo models of such diseases and disorders. The Company tests potential compounds in a number of models that are believed to provide useful information about the compound, but it is possible that any or all of such models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in such models can be subject to different interpretations, and the Company's interpretation may not be correct. Some of the Company's lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. Currently, the Company's Parkinsons disease, AIDS dementia and stroke product candidates are in Phase IIa clinical trials. All other product candidates are in various stages of preclinical testing or research. The results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. The Company's ongoing clinical trials may not be completed, clinical trials of the Company's products under development may not be permitted, or if permitted, may not be completed, and clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. The Company's potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. In addition, the Company's products may not ultimately obtain approval to be marketed from the FDA or similar foreign marketing approvals for any indication. Any compound that is approved may not be capable of being produced in commercial quantities at a reasonable cost or of being successfully marketed. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm the Company.

   The ability to undertake and complete clinical trials in a timely manner depends upon, among other factors, the enrollment of patients to meet inclusion criteria of the investigational protocol. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical studies. Delays in planned patient enrollment in future clinical trials may result in increased costs, program delays or both, which could seriously harm the Company.

   Novel Therapeutic Approach.

   The Company's product development efforts center around its family of NRTs that the Company believes protect against the damaging effects of oxidation and inflammation caused by oxidative stress. Initially, the Company has targeted neurodegenerative diseases and disorders where it believes that oxidative stress is a major cause of neuronal damage, and it has recently expanded its research and development efforts into other areas, including arthritis, myocardial infarction, inflammatory bowel disease and ophthalmic disorders. The Company's novel approach has not been widely studied, the mechanisms of action of its technology and compounds are not well understood, and many of the diseases and disorders being targeted by the Company do not have widely accepted in vitro or in vivo models. Accordingly, the Company's approach, technologies or product candidates may not prove to be successful. Moreover, the Company is focusing on new treatments for conditions that are also the subject of research and development by other companies. The Company's competitors may succeed in developing products that are more efficacious, more cost-effective or safer than the Company's product candidates. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

   Dependence Upon Collaborators.

   The Company's strategy for the development and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company currently has a collaborative arrangement with Astra (the "Astra Agreement") for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of Astra may not be, or may not remain, aligned with those of the Company. Astra may not successfully perform its development, regulatory compliance or marketing functions, and such collaboration may not continue. Astra has announced plans to enter to into a merger with Zeneca Group PLC. It is possible that this merger could affect Astra's product development priorities and its relationship with the Company. The Company's revenues to date have consisted primarily of research and development support from Astra under the Astra Agreement, and to a significantly lesser extent from Lundbeck under the now terminated Lundbeck agreement and from U.S. government research grants. The Company may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and any such collaborative arrangements may not be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase its capital requirements and limit the programs that it is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

   The Company cannot control the amount and timing of resources that its collaborative partners devote to the Company's programs or potential products, which can vary because of factors unrelated to the potential product. Collaborative participation will depend not only on the achievement of research and development objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would seriously harm the Company. Astra has the ability under the Astra Agreement to terminate the Astra Agreement, in whole or in part, upon twelve months notice, and can terminate research funding and the Company's manufacturing rights under the Astra Agreement if more than 30% of the Company's voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. Future agreements with collaborative partners, if any, may provide such partners with similar termination rights that are disadvantageous to the Company. If Astra or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. For example, in March 1998, Lundbeck terminated its agreement (the "Lundbeck Agreement") with the Company for the development and marketing of drugs to treat Parkinson's disease. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the research, development and commercialization of certain product candidates or could require or result in litigation or arbitration. This would be time consuming and expensive, and would seriously harm the Company.

   Future Capital Needs; Uncertainty of Additional Funding.

   Since inception, the Company has funded its operations primarily through the sale of equity and research and development support under the Astra Agreement and, to a significantly lesser extent, payments under the now terminated Lundbeck Agreement and U.S. government research grants. The Company has generated no product revenue, and none is expected for at least several years. The Company believes that its current resources will be sufficient to meet its capital requirements for at least the next twelve months. The Company could require additional funds during this period in order to continue its research and development programs and to enter into and sustain preclinical and clinical testing. The Company anticipates that in the future, it will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development grants, collaborative relationships or otherwise, prior to the commercialization of any of its products. The Company's capital requirements depend on numerous factors, including:

 .  the progress of its research and development programs and manufacturing activities;
 .  revenues or investments from collaborators;
 .  the scope and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approval;
 .  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
 .  competing technological and market developments;
 . changes in the Company's existing research relationships; and . the ability of the Company to establish additional collaborative and other arrangements.

   Additional funding may not be available to the Company on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish certain material rights to its potential products on terms that it might otherwise find unacceptable.

   History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

   The Company has experienced net losses of $7.2 million and $10.7 million for the years ended December 31, 1997 and 1998. As of December 31, 1998, the Company had an accumulated deficit of $18.2 million. Substantially all of the Company's revenues to date have been derived from funding from Astra and, to a significantly lesser extent, the now terminated Lundbeck Agreement and U.S. government research grants. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

   No Assurance of FDA Approval; Comprehensive Government Regulation

   The Company's research, development, manufacturing, preclinical and clinical testing, labeling, distribution, advertising, marketing, promotion and sales activities, as well as the operations of its current and any future collaborators, are subject to extensive regulation by numerous government authorities in the United States and other countries. The Company's potential products require governmental approvals for commercialization, which have not yet been obtained and applications are not expected for at least several years. The regulatory process, which includes preclinical and clinical testing to establish safety and efficacy of the product, and possibly post-marketing testing to confirm safety and/or efficacy, and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years and requires the expenditure of substantial funds and other resources. The Company has had only limited experience in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals for investigations, and no experience in obtaining FDA and other regulatory approvals for marketing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for drug approval during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues. There can be no assurance that requisite regulatory approvals will be obtained within a reasonable period of time, if at all, or that any approved labeling will not have significant limitations pertaining to the conditions of use. Additionally, the Phase I clinical studies for the Company's stroke drug candidate were conducted by Astra in Sweden, and the Company and Astra are conducting a Phase IIa clinical trial of this compound in Europe. These studies are not being conducted under an FDA Investigational New Drug application ("IND") and accordingly there can be no assurance that the FDA will accept the studies to support regulatory filings in the United States. If regulatory approval of a product is granted, the approval may impose limitations on the indications or other conditions of use for which such product may be marketed. Except for a narrow exception related to peer reviewed reprints and reference texts, FDA requirements prohibit the marketing or promotion of a drug for unapproved indications. Further, even if regulatory approval is obtained, the Company, any marketed product, and its manufacturing facilities would be subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, the Company or its facilities may result in restrictions, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions and/or withdrawals of regulatory approvals, product recalls, prohibitions against manufacture, distribution, sales and/or marketing, operating restrictions and criminal prosecution of a company and/or its officers and employees. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of hazardous materials. Any violations of, and cost of compliance with, these laws and regulations could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Government Regulation."

   Dependence on Licenses, Patents and Proprietary Technology.

   The Company exclusively licenses certain core technology related to its NRTs from the UKRF and the OMRF, subject to certain very limited exceptions. The Company will be obligated to pay royalties on products, if any, incorporating this or other licensed technology. The Company may be required to obtain additional licenses to patents or other proprietary rights from third parties. Any licenses required under any patents or proprietary rights may not be available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to redesign products or methods, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

   The Company's success will depend to a significant degree on its ability to obtain, maintain and enforce patent protection for its products and manufacturing processes or license rights to applicable patents, preserve its trade secrets and operate without infringing the proprietary rights of third parties both in the United States and other countries. The degree of patent protection afforded to pharmaceutical and biomedical inventions is uncertain and involves complex legal and factual questions. As a result, the breadth of claims allowed in pharmaceutical and biomedical patents cannot be predicted. The product candidates important to Centaur are subject to these uncertainties. The Company has ongoing research efforts and expects to seek additional patents covering this research in the future. Patent applications relating to the Company's potential products or technology may not result in patents being issued. The Company's current patents, as well as any that may be issued in the future, may not afford adequate protection to the Company, and may not provide a competitive advantage. In addition, any of the Company's patents may be challenged, invalidated or infringed. In the past, in order to increase the value of the protection afforded by certain patents it had licensed, the Company has initiated actions in the United States Patent and Trademark Office ("PTO") to amend these already issued patents. The Company is engaged in one such action now, and this action or any future action may not be successful. Furthermore, others may independently develop similar products or processes, duplicate any of the Company's products or, if patents are issued to the Company, design around such patents. In addition, litigation, which would result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. In certain cases, the Company is dependent upon third parties for the prosecution of patents and patent applications for technology that the Company licenses, such as the core technology related to its NRTs licensed from UKRF and OMRF. Failure of these third parties to effectively prosecute such patents could seriously harm the Company.

   Competitors of the Company may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There is a substantial backlog of pharmaceutical and biomedical patent applications at the PTO. Accordingly, the time at which the Company's or its competitors' patent applications may issue as patents cannot be predicted. Patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in scientific or patent literature often lag behind the actual discoveries. Thus, the Company cannot be certain that it has been or will be the first to discover the subject matter covered by its patent applications or patents or that it was the first to file patent applications for such inventions. The Company may, therefore, have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, either of which could result in substantial cost to the Company.

   The Company's success will also depend, in part, on its not infringing patents issued to others and not breaching the technology licenses upon which the Company's products are based. If the Company's product candidates are found to infringe upon the patents of others, or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such potential products could be severely restricted or prohibited. In such event, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. Such licenses may not be available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or it may be unable to develop, manufacture or sell such products. In addition, the breach of an existing or future license may seriously harm the Company.

   The Company has received correspondence from the lawyers for an individual who has obtained certain patents related to the use of phenyl butyl nitrone ("PBN") and related compounds and which include claims related to specified reactions of these compounds with certain free radicals. PBN is a commercially available material that is known to react with free radicals in certain environments. The Company's founders used PBN in their early research. The correspondence alleges that certain of the Company's compositions and methodologies may fall within the scope of such individual's patents, and that the practice of such by the Company would constitute infringement. Subsequent discussions between the Company and this individual have not resulted in a resolution of this matter. The Company does not believe that these patents materially adversely affect its ability to develop and commercialize its products. If, however, the Company is required to defend against charges of patent infringement or breach of a license or to protect its own proprietary rights against such individual or other third parties, the Company may incur substantial costs and could lose rights to develop or market certain products and/or enforce certain patents.

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

   The Company has received grants from the U.S. National Institutes of Health to fund various of its projects. These grants give the U.S. government certain rights to license for its own use inventions resulting from funded work, and rights in certain very limited circumstances to grant others the right to use such inventions. The Company's proprietary position may be seriously harmed should the government exercise these rights.

   Competition; Rapid Technological Change

   The pharmaceutical industry is subject to intense competition and rapid and significant technological change. Competitors of Centaur in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, universities and other research institutions. Many of these companies and institutions are actively engaged in activities similar to those of the Company, including research and development of products for Parkinson's disease, stroke, AIDS dementia, Alzheimer's disease and arthritis. While the Company believes that its products may offer significant advantages over available products, currently marketed products often have a significant competitive advantage over new entrants. If regulatory approvals are received, certain of the Company's potential products will compete with well-established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. The Company's products under development may not be able to compete successfully with existing therapies or with products under development by its competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and certain of these competitors may compete with the Company in establishing development and marketing agreements with pharmaceutical companies. In addition, many of the Company's competitors have greater experience than the Company in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals. The Company's competitors may succeed in obtaining FDA approval for products sooner than the Company.

   Dependence Upon Key Personnel; Need To Attract Qualified Employees And Consultants

   The Company is highly dependent on certain members of its management and scientific staff. In addition, the Company relies on certain consultants and advisors. The loss of one or more of these key personnel could have a material adverse effect on the Company's research, development and product marketing efforts. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific and managerial personnel, particularly as the Company expands its activities in clinical trials and the regulatory approval process. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth. The failure to hire and retain such personnel could seriously harm the Company. The Company intends to grant additional stock options and provide other forms of incentive compensation to attract and retain such key personnel.

     The Company has established a Scientific Advisory Board composed of individuals with expertise in free radical chemistry, drug discovery model development, drug screening, clinical pharmacology and clinical medicine. Most SAB members have substantial commitments to third parties, which commitments may conflict or compete with their obligation to the Company. Accordingly, such persons devote only a small portion of their time to matters related to the Company.

   Absence of Sales and Marketing Experience and Limited Manufacturing Capabilities

   The Company has no experience in product sales, marketing or distribution. The Company has entered into a marketing agreement with Astra for stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia indications and intends to establish marketing arrangements with other pharmaceutical companies with effective distribution capabilities in order to market other product candidates. The Company may not be successful in entering into such arrangements. Sales of the Company's products will depend heavily upon the efforts of Astra and other third parties, and such efforts may not be successful. The Company also may need to acquire its own direct sales force for certain products, and the Company may not be able to recruit and retain adequate sales, marketing and distribution personnel. In addition, the Company's direct marketing efforts may not be able to compete successfully in the pharmaceutical market.

   The Company plans to manufacture bulk quantities of its drug candidates at its facility in Santa Clara, California and/or at other locations that may be established in the future. To date, the Company has manufactured only a small amount of pharmaceutical compounds for preclinical and clinical studies at its Sunnyvale facility. The Company has completed the construction, and is beginning the process of seeking regulatory approval, of a 30,000 square foot manufacturing facility in Santa Clara which is expected to be sufficient to produce the amount of product needed for clinical trials and early commercial sales. The Santa Clara facility may not receive regulatory approval. Additionally, the Santa Clara facility is not expected to be capable of producing the quantity of the Company's products that may be needed for later substantial additional capacity by expanding its current facilities or building new facilities. To meet projected time schedules, the Company may commence construction and/or otherwise commit itself to additional capacity prior to FDA or other regulatory approval of the products to be manufactured at the new facility. The cost of any new facility would be substantial, and such facility could ultimately prove to be unnecessary if the required approvals are not obtained or market demand is insufficient. Additionally, there can be no assurance that such a large scale manufacturing facility can be satisfactorily constructed and operated in compliance with applicable regulatory requirements or that the Company will be able to manufacture in an efficient and cost-effective manner. The State of California, the FDA and other U.S. and international regulatory authorities will inspect the Company's manufacturing facilities on a regular basis to determine compliance with applicable regulations. Failure to comply with applicable state, FDA and other regulatory requirements can, among other things, result in fines, suspensions and/or withdrawals of regulatory approvals, product recalls, prohibitions against manufacture, distribution, sales and/or marketing, operating restrictions and criminal prosecution of a company and/or its officers and employees. If the Company is unable to manufacture its own products, it will need to seek third-party manufacturers. The Company may not be able to enter into such arrangements on favorable terms. The manufacturing of sufficient quantities of new drugs is a time consuming, complex and difficult process. If the Company is unable to fully develop its own manufacturing capabilities or obtain and maintain third-party manufacturing arrangements on acceptable terms, this could materially impair the Company's competitive position and the possibility of the Company achieving regulatory approval and/or profitability. See "Business--Manufacturing" and "-- Government Regulation."

   Risk of Product Liability and Limited Insurance

   Exposure to potential product liability claims is inherent in the testing, manufacturing, marketing and sale of human therapeutics. The use of the Company's product candidates in clinical trials will also expose the Company to product liability claims and possible adverse publicity. These risks increase with respect to the Company's product candidates, if any, that receive regulatory approval for sale. A product liability claim could seriously harm the Company. The Company currently has limited product liability insurance coverage for the clinical research use of its product candidates. The Company may not be able to maintain this coverage on acceptable terms, and it may not be adequate to cover product liability claims if they arise. The Company does not have product liability coverage for the commercial sale of its products but intends to obtain such coverage if its products are approved for commercial use. However, such coverage is expensive, and the Company may not be able to obtain additional insurance coverage on acceptable terms or in sufficient amounts, if at all.

   Dependence on Third-Party Reimbursement; Uncertainty of Health Care Reform

   In both domestic and foreign markets, the ability of the Company to commercialize its products will depend, in part, on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and significant uncertainty exists as to the reimbursement status of newly approved health care products. The Company's potential products may not be considered cost effective, and adequate third-party reimbursement may not be available to enable the Company to maintain price levels sufficient to realize an attractive return on its investment in product development. In addition, for international sales of the Company's products, the Company and its collaborators will be required to seek reimbursement on a country by country basis. In certain foreign countries, the Company's potential products may be subject to governmentally mandated prices that are artificially low. If adequate coverage and reimbursement levels are not provided by the government and other third-party payors for uses of the Company's therapeutic products, the market acceptance of these products could be seriously harmed. Additionally, healthcare reform is receiving significant attention both in the United States and abroad, and legislation and regulations affecting the pricing of and reimbursement for pharmaceuticals may adversely change before the Company's products are approved for commercial use.

   Animal Testing; Hazardous Materials

   Much of the Company's research and development involves the testing of compounds on laboratory animals. The Company may be adversely affected by changes in laws and regulations or by social pressures that would restrict the use of animals in testing or by actions against the Company or its collaborators by groups of individuals opposed to such testing. In addition, research and development processes sponsored by the Company involve the controlled use of hazardous materials. The Company and its collaborators are subject to various international, federal, state and local laws governing the use, manufacture, storage, handling and disposal of hazardous materials. While the Company believes that its safety procedures involving such materials are adequate and comply with prescribed legal standards, the risk of accidental contamination or injury cannot be completely eliminated. Such an event at the Company's facilities or the facilities of any collaborator could result in the Company being held liable for damages, which could seriously harm the Company. The Company contracts with third parties to remove hazardous wastes generated by the Company. The disposal of such waste, third-party waste disposal companies contracted by the Company, and their disposal sites are regulated by the Environmental Protection Agency ("EPA"). The Company is unaware of any actions initiated by the EPA against it, its third-party waste disposal companies or their disposal sites. Any such an action by the EPA could seriously harm the Company if it were to be held liable in whole or in part for any clean up costs. See "Business--Government Regulations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk.

   The Company's exposure to interest risk relates primarily to the Company's investment portfolio and its long-term debt obligation.

   The fair market value of the Company's investments in fixed rate securities and debt may be adversely impacted by fluctuations in interest rates. The Company's investments in floating rate securities and debt expose the Company's interest income and expense to changes in interest rates.

   The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective , the Company invests its excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restricts its exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in the interest rates the Company maintains an average maturity of one year or less with no investment having over two years to maturity

   The Company mitigates the impact of fluctuations in interest rates on its long-term debt obligation by entering into fixed interest rate terms.

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                           INTEREST RATE SENSITIVITY
              PRINCIPAL AMOUNT BY EXPECTED MATURITY (IN THOUSANDS)
                             AVERAGE INTEREST RATE

                                                                                                 FAIR VALUE
                                         1999        2000        2001      2002        TOTAL     12/31/98
ASSETS

Available for sale securities.....     $12,906      $5,579          --        --      $18,485      18,485
Average interest rate.............         5.5%        5.4%

LIABILITIES

Long term debt, including
 current portion
Fixed rate........................     $ 1,967      $2,127      $2,489    $1,186      $ 7,769     $ 7,372
Average interest rate.............        14.8%       14.8%       14.8%     14.8%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The index to the Company's Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers, directors and key employees of the Company as of February 28, 1999 are as follows:

NAME                                     AGE  POSITION
----                                     ---  --------
Brian D. Frenzel......................   48   President, Chief Executive Officer and
                                              Director
John M. Carney, Ph.D. (1).............   52   Chief Technical Officer and Director
Lucy O. Day...........................   40   Vice President, Finance, Chief
                                              Financial Officer and Treasurer
William A. Garland, Ph.D..............   54   Executive Vice President,
                                              Pharmaceutical Development
Kirk R. Maples, Ph.D..................   40   Vice President, Pharmaceutical
                                              Discovery
John J. Vajda.........................   59   Vice President, Operations
Joseph L. Turner*.....................   47   Secretary
Steinar J. Engelsen, M.Sc., M.D. (4)..   48   Director, Chairman of the Board of Directors
Mark R. Collins (2)...................   51   Director
Graham K. Crooke, MB.BS.  (3)(4)......   40   Director
Charles R. Engles (1).................   51   Director
Robert A. Floyd, Ph.D.................   58   Director
Selvi Vescovi (2)(3)..................   68   Director

----------
* Mr. Turner has resigned from his prior position as Chief Financial Officer and Treasurer of the Company, effective February 12, 1999.
(1)  Member of the Intellectual Property Oversight Committee.
(2)  Member of the Finance and Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Regulatory Oversight Committee.

     BRIAN D. FRENZEL. Mr. Frenzel is a co-founder of the Company and has been a director since April 1992 and President and Chief Executive Officer since October 1992. Mr. Frenzel was also Acting Chief Financial Officer from August 1996 until November 1997. In 1991, Mr. Frenzel co-founded Vesta Medical Inc., a company that developed minimally invasive surgical device technology. Mr. Frenzel served as President of Vesta Medical Inc. until July 1994, and Chairman of the Board until July 1996, when the company was acquired by Pfizer Inc. Mr. Frenzel also serves on the Board of the Glenn Foundation for Medical Research (the "Glenn Foundation"), a non-profit foundation specializing in aging research that is a principal stockholder of the Company, and is a member of the board of advisors of Charter Venture Capital, a principal stockholder of the Company. Mr. Frenzel received a B.S. in physics and an M.B.A. from Stanford University.

     JOHN M. CARNEY, PH.D. Dr. Carney co-founded the Company and has been a director since its inception in March 1992 and a member of the Intellectual Property Oversight Committee since May 1998. Dr. Carney was President of the Company from March 1992 until October 1992 and Chairman of the Board of Directors from October 1992 until July 1996. After four years as a scientific consultant to the Company, Dr. Carney joined the Company as its full time Chief Technical Officer in June 1996. From 1987 until June 1996, Dr. Carney was an Associate Professor of Pharmacology at the University of Kentucky College of Medicine. He has published over 100 papers in the fields of pharmacology and neurophysiology. Dr. Carney received a B.S. in biology from St. Mary's College, an M.S. in vertebrate zoology from San Diego State University, and a Ph.D. in pharmacology from the University of Michigan at Ann Arbor.

     LUCY O. DAY, CPA. Ms. Day joined the Company as Controller in February 1994, was appointed Director of Finance in February 1997, Director of Finance and Administration in February 1998 and was appointed Vice President of Finance, Chief Financial Officer and Treasurer in February 1999. Prior to joining the Company, Ms. Day worked at Bank of America NT&SA from 1990 to January 1994, most recently as Vice President, Financial Consolidation and Reporting from January 1993 to January 1994. Ms. Day received a B.A. in political economies of industrial societies from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

     WILLIAM A. GARLAND, PH.D. Dr. Garland joined the Company as Vice President, Pharmaceutical Development in August 1994 and became Executive Vice President, Pharmaceutical Development in February 1997. Prior to joining the Company, Dr. Garland spent 20 years with Hoffmann-La Roche Inc., a pharmaceutical company, most recently as Senior Director and U.S. Head of International Project Management from March 1991 until July 1994. Dr. Garland received a B.S. in chemistry from the University of San Francisco and a Ph.D. in medicinal chemistry from the University of Washington School of Pharmacy.

     KIRK R. MAPLES, PH.D. Dr. Maples joined the Company as Director of Biochemistry in May 1993. He became Senior Director and Group Project Leader in February 1995 and Vice President, Pharmaceutical Discovery in February 1996. Prior to joining the Company, Dr. Maples was an Associate Scientist at the Inhalation Toxicology Research Institute from 1989 to April 1993 and was a Clinical Assistant Professor at the University of New Mexico College of Pharmacy from August 1991 to April 1993. Dr. Maples received a B.S. in chemistry from the University of Missouri at Kansas City and a Ph.D. in inorganic chemistry from Duke University.

     JOHN J. VAJDA. Mr. Vajda joined the Company in January 1997 as Director of Operations and became Vice President, Operations in charge of facilities, manufacturing and process development in February 1998. Prior to joining the Company, Mr. Vajda was General Manager at Biostride, Inc., an in vitro diagnostic product company, from October 1995 to October 1996. From February 1993 to October 1995, Mr. Vajda was Director of Operations of OCULEX Pharmaceuticals, Inc., a manufacturer of pharmaceuticals for eye care. Mr. Vajda has attended New York University in biology and chemistry.

     JOSEPH L. TURNER. Mr. Turner joined the Company as Chief Financial Officer, Treasurer and Secretary in November 1997. From 1992 until November 1997, Mr. Turner was Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer of Cortech, Inc., a biopharmaceutical firm. From 1979 to 1992, Mr. Turner served in various management positions at Eli Lilly and Company, a pharmaceutical company, most recently as Director of Finance of Eli Lilly S.A. (Switzerland). He received a B.A. in chemistry from Swarthmore College, an M.A. in molecular biology from the University of Colorado, and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Turner has resigned from his positions as the Company's Chief Financial Officer and Treasurer, effective February 12, 1999.

     STEINAR J. ENGELSEN, M.SC., M.D. Dr. Engelsen became a director of the Company and member of the Regulatory Oversight Committee in June 1998. Dr. Engelsen was appointed Chairman of the Board of Directors in February 1999. Since November 1996, Dr. Engelsen has been a partner of Teknoinvest Management AS, a venture capital firm. From 1989 until September 1996, Dr. Engelsen was employed in various management positions with responsibility for therapeutic research and development within Hafslund Nycomed AS, a pharmaceutical company based in Europe, and affiliated companies, most recently serving as Senior Vice President, Research and Development of Nycomed Pharma AS from January 1994 until September 1996. Dr. Engelsen received an M.Sc. in nuclear chemistry and an M.D. from the University of Oslo. Dr. Engelsen is a director of Axis ASA (a Norwegian public company) and several privately-held companies.

     MARK R. COLLINS. Mr. Collins has been a director of the Company since its inception in March 1992 and a member of the Finance and Audit Committee since September 1993. Mr. Collins was the Company's Chief Financial Officer from its inception until August 1996. Since 1986, Mr. Collins has been Executive Vice President and a member of the Board of Directors of the Glenn Foundation, a private non-profit foundation specializing in aging research that is a principal stockholder of the Company.

     GRAHAM K. CROOKE, MB.BS. Dr. Crooke has been a director of the Company since September 1995, a member of the Compensation Committee since November 1995 and a member of the Regulatory Oversight Committee since June 1998. Since September 1997, Dr. Crooke has been a principal of Ticonderoga Capital, Inc. (formerly Dillon Read Venture Capital), a venture capital firm that provides management services to Concord Partners II, L.P. (a principal stockholder of the Company), and has been a general partner of the general partner of Concord Partners II, L.P. From April 1992 to September 1997, Dr. Crooke held various positions with Dillon Read Venture Capital, most recently as Vice President. Dr. Crooke is a director of several privately-held companies. He earned his medical degree from the University of Western Australia and an M.B.A. from the Stanford Graduate School of Business.

     CHARLES R. ENGLES. Mr. Engles became a director of the Company and a member of the Intellectual Property Committee in June 1998. Since November 1997, Mr. Engles has been President and Chief Executive Officer of Cutanix, an affiliate of the Company engaged in development of products for dermatology, cosmetics and other skin care applications. From October 1994 until March 1997, Mr. Engles was Chairman and Chief Executive Officer of Stillwater Mining Co., a platinum and palladium mining and processing company. From May 1989 until October 1994, Mr. Engles was Senior Vice President, Corporate Development of Johns Manville Corp., a building materials company. Mr. Engles received a B.A. in electrical engineering from Rice University, an M.Sc. in management from the University of Warwick and a Ph.D. in operations research from Stanford University. Mr. Engles also studied as a Rhodes scholar at Oxford University. Mr. Engles is a director of Sundance Homes, Inc., a builder of single family homes.

     ROBERT A. FLOYD, PH.D. Dr. Floyd became a director of the Company in February 1999. Dr. Floyd is a co-founder of the Company, and since 1987, he has been the head of the Free Radical Biology and Aging Program at the Oklahoma Medical Research Foundation. In addition, since 1974, Dr. Floyd has been on the faculty of the University of Oklahoma Medical School in Oklahoma City, Oklahoma, where he is currently Professor of Biochemistry and Molecular Biology. Dr. Floyd received a B.S. and an M.S. in agronomy and agriculture from the University of Kentucky and a Ph.D. in agronomy from Purdue University. Dr. Floyd has performed post-doctoral work at the University of California, Davis in plant nutrition and at the University of Pennsylvania in biophysics. Dr. Floyd is the chairman of the Company's Scientific Advisory Board.

     SELVI VESCOVI. Mr. Vescovi has been a director of the Company since May 1996 and a member of the Finance and Audit Committee and Compensation Committee since May 1998. Since 1988, Mr. Vescovi has been a consultant to the pharmaceutical industry. Prior to 1988, Mr. Vescovi spent 35 years with Upjohn Company, a pharmaceutical company, serving in a variety of senior positions, including President and General Manager of the International Division. From May 1992 until June 1996, Mr. Vescovi was Chairman of the Board of Carrington Laboratories, Inc., a research-based pharmaceutical and medical device company. Mr. Vescovi currently is a director of Carrington Laboratories, Inc. Mr. Vescovi received a B.S. in biology from the College of William and Mary.

     Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified, or until their earlier resignation, removal or death.

BOARD COMMITTEES

     Finance and Audit Committee. The Finance and Audit Committee of the Board consists of Mr. Collins and Mr. Vescovi. The Finance and Audit Committee reviews the Company's financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by the Company's independent auditors.

   Compensation Committee. The Compensation Committee of the Board consists of Dr. Crooke and Mr. Vescovi. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for the Company's officers and employees and administers the Company's employee benefit plans.

   Regulatory Oversight Committee. The Regulatory Oversight Committee of the Board consists of Drs. Engelsen and Crooke. The Regulatory Oversight Committee oversees the Company's regulatory compliance and clinical trial activities.

   Intellectual Property Oversight Committee. The Intellectual Property Oversight Committee consists of Dr. Carney and Mr. Engles. The Intellectual Property Oversight Committee makes recommendations to the Board regarding the Company's intellectual property portfolio and reviews the Company's policies and procedures for protecting its intellectual property rights.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   None of the members of the Compensation Committee of the Board was an officer or employee of the Company during 1998. No executive officer of the Company serves as a member of the board of directors or compensation committee of any for-profit entity that has one or more executive officers serving on the Company's Board or Compensation Committee, except that Mr. Frenzel serves on the Board of Directors of Cutanix, whose chief executive officer, Mr. Engles, is a director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

   Directors of the Company do not receive cash compensation for their services as directors (other than Mr. Vescovi, who receives a fee of $1,000 per month) but are reimbursed for their reasonable expenses in attending meetings of the Board. In 1997, Mr. Collins, Dr. Crooke and Mr. Vescovi each received a nonqualified stock option to purchase 5,000 shares of Common Stock at $2.50 per share, expiring in 2007. In February 1998, Mr. Collins, Dr. Crooke and Mr. Vescovi each received an additional nonqualified stock option to purchase 5,000 shares of Common Stock at $4.00 per share, expiring in 2008. Also in February 1998, Dr. Engelsen, who became a director of the Company in June 1998, received a warrant to purchase 5,000 shares of Common Stock at $4.00 per share. Such warrant will vest monthly over 36 months provided Dr. Engelsen continues to provide services to the Company as a consultant and/or director. In connection with his June 1998 appointment as a director of the Company, Mr. Engles received a nonqualified stock option to purchase 5,000 shares of Common Stock at $6.50 per share, expiring in 2008.

   In June 1998, the Board adopted the Directors Plan and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. The Directors Plan became effective on October 13, 1998. Members of the Board who are not employees of the Company are eligible to participate in the Directors Plan. Each eligible director who first becomes a member of the Board on or after October 13, 1998 will initially automatically be granted an option for a number of shares equal to 417 shares multiplied by the number of full and partial calendar months between (a) the date such director first becomes a director and
(b) the following May 1. On May 1 of each year following October 13, 1998, each eligible director will automatically be granted an additional option to purchase 5,000 shares if such director has served continuously as a member of the Board since the date of grant of such director's initial option, or if such director did not receive an initial option, such director has served continuously as a member of the Board since October 13, 1998. All options issued under the Directors Plan will vest as to 1/36 of the shares on each monthly anniversary of the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant.

EXECUTIVE COMPENSATION

   The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during 1997 and 1998 by
(i) the Company's chief executive officer and (ii) the Company's other executive officers who were serving as executive officers at the end of 1998 and whose total annual salary during 1998 equaled or exceeded $100,000 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                             Annual                    Long-Term
               NAME AND PRINCIPAL                         Compensation            Compensation Awards
                                                          ------------      --------------------------------
                   POSITIONS                    Year         Salary         Securities Underlying Options(#)
Brian D. Frenzel..............................  1998          $232,514                 20,000
    President and Chief Executive Officer.....  1997           218,877                 15,000

John M. Carney, Ph.D..........................  1998           192,933                 15,000
    Chief Technical Officer...................  1997           157,219                  6,250

William A. Garland, Ph.D......................  1998           198,711                 20,000
    Executive Vice President, Pharmaceutical..  1997           187,056                 20,000
    Development

Joseph L. Turner*.............................  1998           168,433                     --
    Chief Financial Officer...................  1997            26,380                100,000

Kirk R. Maples................................  1998           121,357                  7,500
    Vice President, Pharmaceutical Discovery..  1997           114,403                 10,000

---------------------------
* Mr. Turner has resigned from his prior position as Chief Financial Officer and Treasurer of the Company, effective February 12, 1999.

   The following table sets forth further information regarding option grants to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                              OPTIONS TO PURCHASE

                             OPTION GRANTS IN 1998

                                          Individual Grants                                Potential Realizable
                             Number Of       Percent Of                                   Value At Assumed Annual
                             Securities     Total Options                                   Rates Of Stock Price
                             Underlying       Granted To       Exercise                   Appreciation For Option
                               Options        Employees       Price Per   Expiration              Term (3)
                                                                                                  --------
Name                         Granted (1)       In 1998        Share (2)      Date            5%             10%
----
Brian D. Frenzel             20,000              6.9%         $4.00       02/13/08        $50,312        $127,499
John M. Carney, Ph.D.        15,000              5.2%          4.00       02/13/08         37,734          95,625
William A. Garland, Ph.D.    20,000              6.9%          4.00       02/13/08         50,312         127,499
Joseph L. Turner                 --               --           4.00       02/13/08             --              --
Kirk R. Maples                7,500              2.6%          4.00       02/13/08         18,867          47,812

----------

(1) All the options shown in the table are incentive stock options to purchase shares of Common Stock. Options vest monthly over a four-year period, with one forty-eighth of the shares vesting each month, provided that the optionee continues to render services to the Company.

(2) Options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant, as determined by the Board.

(3) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

   The above table does not reflect options granted since December 31, 1998, as follows: incentive stock options granted on February 26, 1999, at an exercise price of $11.00 per share, expiring February 26, 2009, to Mr. Frenzel (15,600 shares). Dr. Carney (10,125 shares), Dr. Garland (25,280 shares) and Dr. Maples (7,605 shares). See footnotes (1) and (2) above.

   The following table sets forth information with respect to (i) the exercise of stock options by Named Executive Officers during the fiscal year ended December 31, 1998 and (ii) the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1998. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 1998.

                       AGGREGATE OPTION EXERCISES IN 1998

                              AND YEAR-END VALUES

                                                       Number Of Securities Underlying     Value Of Unexercised
                                Shares                       Unexercised Options         In-The-Money Options At
                             Acquired On     Value           At Fiscal Year-End            Fiscal Year-End (1)
                                                             ------------------            -------------------
                             Exercise (#)  Realized ($)  Exercisable   Unexercisable   Exercisable  Unexercisable
                             ------------

Brian D. Frenzel                  0        $   --             16,040          32,710    $1,218,631       $273,870
John M. Carney, Ph.D.             0            --             13,722          17,528       126,064        137,062
William A. Garland, Ph.D.         0            --             45,938          32,283       457,060        265,503
Joseph L. Turner                  0            --             27,083          72,917       230,206        619,795
Kirk R. Maples                    0            --            104,445          15,095     1,114,605        128,338

__________

(1) For purposes of determining the value of in-the-money options, the fair market value of the Company's Common Stock as of December 31, 1998 is deemed to be $11.00.

EMPLOYMENT AGREEMENT

   The Company entered into an employment agreement with Mr. Frenzel, effective as of December 1, 1993, in connection with Mr. Frenzel's service as President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement contemplated that, due to other commitments, Mr. Frenzel initially would serve the Company as a part-time employee but would become a full-time employee on or before September 1, 1994 (the "Full Time Employment Date"). Mr. Frenzel became a full-time employee on July 1, 1994. The Employment Agreement provided that Mr. Frenzel would receive a salary of $132,500 as a part-time employee and an initial minimum salary of $175,000 as a full-time employee. The initial term of the Employment Agreement was four years. The Employment Agreement is currently renewable automatically for successive one-year terms on the same terms and conditions, unless either party notifies the other of its intention to terminate at least 90 days before the expiration of the applicable term. The Employment Agreement provides that Mr. Frenzel's employment may be terminated by the Company, with or without cause, or voluntarily by Mr. Frenzel. If the Company terminates the Employment Agreement for cause, or if Mr. Frenzel terminates the Employment Agreement voluntarily, the Company is obligated to pay Mr. Frenzel only compensation and benefits otherwise payable to Mr. Frenzel through the effective date of such termination. If the Company terminates the Employment Agreement without cause, the Company must pay Mr. Frenzel a severance payment equal to six months' salary, payable on the Company's normal payroll dates during that period; provided, however, that if Mr. Frenzel secures other full-time employment during such six-month period, the Company will pay an amount equal to one half of any additional amount the Company would have been obligated to pay Mr. Frenzel for the period from the date on which Mr. Frenzel secured such other employment until the end of the six-month period.

   Pursuant to the terms of the Employment Agreement, the Company granted Mr. Frenzel an incentive stock option to purchase up to 300,000 shares of Common Stock at a price of $0.15 per share (the "Option"). One half of the Option vested monthly over four years beginning on December 1, 1993, and the other half vested monthly over four years beginning on the Full-Time Employment Date. The Option was fully vested on July 1, 1998. To date, Mr. Frenzel has purchased 221,250 shares of Common Stock upon exercise of the Option.

EMPLOYEE BENEFIT PLANS

   1993 Equity Incentive Plan. As of December 31, 1998, under the 1993 Equity Incentive Plan, options to purchase 1,679,929 shares of Common Stock at exercise prices from $0.10 to $6.50 per share were outstanding, options to purchase 583,953 shares of Common Stock had been exercised, and no options to purchase shares of Common Stock were available for grant. No options were granted under the 1993 Equity Incentive Plan after July 17, 1998 and no further options may be granted under the 1993 Equity Incentive Plan, which has been replaced by the 1998 Equity Incentive Plan. Generally, options granted under the 1993 Equity Incentive Plan are subject to the terms described below with respect to options granted under the 1998 Equity Incentive Plan although there is no limit on the aggregate number of options that may be granted to an optionee under the 1993 Equity Incentive Plan.

   1998 Equity Incentive Plan. The 1998 Equity Incentive Plan became effective on October 13, 1998 and serves as the successor equity incentive program to the Company's 1993 Equity Incentive Plan. Options granted under the 1993 Equity Incentive Plan before its termination remain outstanding in accordance with their terms, but no further options will be granted under the 1993 Equity Incentive Plan. The Company has reserved 1,136,118 shares of Common Stock for issuance under the 1998 Equity Incentive Plan. In addition, any shares that (i) are subject to issuance upon exercise of an option granted under the 1993 Equity Incentive Plan or the 1998 Equity Incentive Plan but cease to be subject to such option for any reason other than exercise of such option, (ii) are subject to an award granted under the 1993 Equity Incentive Plan or the 1998 Equity Incentive Plan but are forfeited or are repurchased by the Company at the original issue price or (iii) are subject to an award that otherwise terminates without shares being issued will be available for grant and issuance in connection with future awards under the 1998 Equity Incentive Plan.

   The 1998 Equity Incentive Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisers. The 1998 Equity Incentive Plan will be administered by the Compensation Committee of the Board, currently consisting of Dr. Crooke and Mr. Vescovi. The 1998 Equity Incentive Plan permits the Compensation Committee to grant options that are either incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified stock options, on terms (including the exercise price, which may not be less than 85% of the fair market value of the Company's Common Stock, and the vesting schedule) determined by the Compensation Committee, subject to certain statutory and other limitations in the 1998 Equity Incentive Plan. In addition to, or in tandem with, awards of stock options, the Compensation Committee may grant participants restricted stock awards to purchase the Company's Common Stock for not less than 85% of its fair market value at the time of grant. The other terms of such restricted stock awards may be determined by the Compensation Committee. The Compensation Committee may also grant stock bonus awards of the Company's Common Stock either in addition to, or in tandem with, other awards under the 1998 Equity Incentive Plan, under such terms, conditions and restrictions as the Compensation Committee may determine. The 1998 Equity Incentive Plan will terminate in 2008, unless terminated earlier in accordance with the provisions of the 1998 Equity Incentive Plan.

   1998 Employee Stock Purchase Plan. In June 1998, the Board adopted the 1998 Employee Stock Purchase Plan and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. In addition, on each January 1, the aggregate number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan will be increased automatically by a number of shares equal to one quarter of one percent of the total outstanding shares of Common Stock of the Company on the immediately preceding December 31. Such increase is limited to a maximum of 200,000 shares per year. The 1998 Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. The 1998 Employee Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Except for the initial offering under the 1998 Employee Stock Purchase Plan, each offering under the 1998 Employee Stock Purchase Plan will be for a period of eighteen months (the "Offering Period") consisting of three six-month purchase periods (each a "Purchase Period"). Except for the first Offering Period, Offering Periods under the 1998 Employee Stock Purchase Plan will commence on February 1 and August 1 of each year. The Board has the authority to determine the date on which the first Offering Period will begin and the duration of such offering period. The Board has the power to set the beginning of any Offering Period, to terminate any Offering Period under certain circumstances and to change the duration of Offering Periods without stockholder approval, provided that the change is announced at least 15 days prior to the scheduled beginning of the first Offering Period to be affected. Eligible employees may select a rate of payroll deduction between 2.0% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $25,000 in any calendar year. The purchase price for the Company's Common Stock purchased under the 1998 Employee Stock Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the Offering Period or on the last day of the applicable Purchase Period.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Unless otherwise indicated, the following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1999 by: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.

                                                  Number Of
                                                   Shares          Percentage Of
5% Stockholders, Directors And                  Beneficially    Shares Beneficially
Named Executive Officers                          Owned (1)            Owned
------------------------
Graham K. Crooke, MB.BS.  and
Concord Partners II, L.P. (2)                      1,606,313          10.4
 c/o Ticonderoga Capital
 20 William St., Suite, G40
 Wellesley, MA  02181

Paul F. Glenn (3)                                  1,295,479           8.4
 c/o Glenn Foundation
 1250 Coast Village Road, Suite K
 Santa Barbara, California 93108

Menlo Ventures IV, L.P. (4)                        1,290,692           8.3
 3000 Sand Hill Road, Bldg.  4, Ste.  100
 Menlo Park, California 94025

Bismuth Investments (Gibraltar) Limited (5)        1,142,857           7.4
 Suite 922C
 Europort, Gibraltar

                                               Number Of
                                                Shares           Percentage Of
5% Stockholders, Directors And               Beneficially     Shares Beneficially
Named Executive Officers                       Owned(1)             Owned                 (Continued)
------------------------
Charter Ventures, a California limited
 partnership (6)                                1,053,637            6.8
 525 University Avenue, Suite 1500
 Palo Alto, California 94301

Neuroscience Partners Limited
 Partnership (7)                                  990,475            6.4
 100 International Boulevard
 Etobicoke, Ontario,
 Canada M9W 6J6

Brian D. Frenzel (8)                              919,037            5.9
 c/o Centaur Pharmaceuticals, Inc.
 484 Oakmead Parkway
 Sunnyvale, California 94086

Robert A. Floyd, Ph.D. (9)                        807,916            5.2
 c/o Oklahoma Medical Research
  Foundation
 825 North East 13th Street
 Oklahoma City, OK 73104

John M. Carney, Ph.D. (10)                        605,899            3.9

Mark R. Collins (11)                              331,434            2.1

William A. Garland, Ph.D. (12)                    150,531            1.0

Kirk R. Maples (13)                               107,128            *

Joseph L. Turner (14)                              33,333            *

Charles R. Engles (15)                             32,764            *

Steinar J. Engelsen, M.D. (16)                     18,307            *

Selvi Vescovi (17)                                 16,144            *

All executive officers and directors as
 a group (11 persons) (18)                      4,515,254           28.7

----------
 .    Less than 1% of the Company's outstanding Common Stock

(1) Percentage ownership is based on 15,482,717 shares outstanding as of February 28, 1999. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options or warrants that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents 4,582 shares of Common Stock that may be acquired upon exercise of stock options held by Dr. Crooke that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999, 17,316 shares of Common Stock beneficially owned by Dr. Crooke and 1,584,415 shares held of record by Concord Partners II, L.P. ("Concord II"). Of the 17,316 shares beneficially owned by Dr. Crooke, 10,129 shares are held by Dillon, Read & Co. Inc., as Agent, which shares investment control with respect to such shares with Dr. Crooke. The investment policies and affairs of Concord II are managed by its general partner, Venture Associates II, L.P. ("Venture Associates"), of which CPML Associates, Inc. ("CPML") is the managing general partner. Dr. Crooke, a director of the Company, is a general partner of Venture Associates and one of three principals of CPML.

(3)  Represents 1,218,812 shares held of record by Paul F. Glenn, Trustee, Paul
     F. Glenn Revocable Trust and 76,667 shares held of record by Paul F. Glenn Foundation for Medical Research, Inc. (the "Glenn Foundation"). Mr. Glenn is President and a member of the Board of Directors of Glenn Foundation. Mr. Collins and Mr. Glenn each has voting and investment power with respect to the shares held of record by the Glenn Foundation (the "Glenn Foundation Shares"). Accordingly, such shares are also included as securities beneficially owned by Mr. Collins. See footnotes (3) and (11).

(4) MV Management IV, L.P., a California limited partnership, is the sole general partner of Menlo Ventures IV, L.P. and is deemed to have voting and investment power with respect to the shares held by Menlo Ventures IV, L.P.

(5) Bismuth Investments (Gibraltar) Limited ("Bismuth") is a British Virgin Islands corporation and voting and investment control of the shares held by Bismuth is controlled by its Board of Directors.

(6) Represents 440,000 shares held of record by Charter Ventures II L.P. and 613,637 shares held of record by Charter Ventures, a California limited partnership. Mr. A. Barr Dolan and Chavencap, Limited, a British Virgin Islands corporation, are each general partners of Charter Ventures and each may be deemed to have voting and investment power with respect to the shares held by Charter Ventures. The Managing Director of Chavencap, Limited is Mr. Johnson Cha.

(7) MDS Associes-Neuroscience Inc., a Canada corporation, is the sole general partner of Neuroscience Partners Limited Partnership and is deemed to have voting and investment power with respect to the shares held by Neuroscience Partners Limited Partnership.

(8) Represents an aggregate of 797,971 shares held of record by Mr. Frenzel and his wife and 121,066 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999 held by Mr. Frenzel. Does not include an aggregate of 27,998 shares held of record by Mr. Collins on behalf of the Frenzels' minor children. See footnote (11). Also does not include 76,667 shares held of record by Glenn Foundation, of which Mr. Frenzel serves as a member of the Board of Directors. See footnote (3). Mr. Frenzel is President, Chief Executive Officer and a director of the Company.

(9) Represents an aggregate of 800,000 shares held of record by Dr. Floyd and/or Mrs. Floyd as trustee(s) of certain trusts for the benefit of Dr. and Mrs. Floyd and members of their family and 7,916 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999 held by Dr. Floyd. Dr. Floyd is Chairman of the Company's Scientific Advisory Board, a consultant to the Company and a director of the Company.

(10) Represents 589,802 shares held of record by Dr. Carney and his wife as joint tenants and 16,097 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999 held by Dr. Carney. Does not include an aggregate of 60,000 shares held of record by Mr. Collins as custodian for the Carney's minor children. See footnote (11). Dr. Carney is Chief Technical Officer and a director of the Company.

(11) Represents 155,000 shares held of record by Mr. Collins and his wife, an aggregate of 60,000 shares held by Mr. Collins as custodian for the minor children of Dr. and Mrs. Carney, an aggregate of 27,998 shares held of record by Mr. Collins on behalf of the minor children of Mr. and Mrs. Frenzel, 11,769 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999 held by Mr. Collins. Also includes 76,667 shares held of record by Glenn Foundation, of which Mr. Collins is an executive officer and member of the Board of Directors. Mr. Collins and Mr. Glenn each has voting and investment power with respect to the Glenn Foundation Shares. Accordingly, such shares are also included as securities beneficially owned by Mr. Glenn. See footnote (3). Mr. Collins is a director of the Company.

(12) Represents 99,279 shares held of record by Dr. Garland and his wife, and 51,252 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999. Dr. Garland is Executive Vice President, Pharmaceutical Development of the Company.

(13) Represents shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999. Dr. Maples is Vice President, Pharmaceutical Discovery.

(14) Represents shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999. Mr. Turner has resigned as the Chief Financial Officer and Treasurer with the Company, effective February 12, 1999. Mr. Turner is the Secretary of the Company.

(15) Includes 1,250 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999. Mr. Engles is a director of the Company. Mr. Engles also owns 200,000 shares of Common Stock, and 33,000 shares of preferred stock, of Cutanix. The shares owned by Mr. Engles represented 17.3% of the outstanding capital stock of Cutanix as of February 28, 1999.

(16) Represents 1,667 shares of Common Stock that may be acquired upon exercise of a warrant to the extent that such warrant, as of February 28, 1999, was currently exercisable or was to become exercisable within 60 days of February 28, 1999, 11,920 shares of Common Stock owned of record by Eiken Invest `97 AS and 4,720 shares of Common Stock owned of record by Eiken Invest '98 AS, as to which Dr. Engelsen has shared voting and dispositive power. Dr. Engelsen disclaims beneficial ownership of the shares. Does not include 254,747 shares held of record by Teknoinvest IV ANS, an investment fund managed by Teknoinvest Management AS, of which Dr. Engelsen is a partner. Dr. Engelsen is a director of the Company and Chairman of the Board of Directors.

(17) Includes 11,144 shares of Common Stock that may be acquired upon exercise of stock options that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999. Mr. Vescovi is a director of the Company.

(18) Includes 330,319 shares of Common Stock that may be acquired upon exercise of stock options and warrants that, as of February 28, 1999, were currently exercisable or were to become exercisable within 60 days of February 28, 1999, 1,584,415 shares held of record by Concord II, and 76,667 shares held of record by Glenn Foundation. See footnotes (2) and (11).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 1998, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than five percent of the Common Stock of the Company had or will have a direct or indirect material interest other than (i) compensation arrangements, which are described where required under "Management," and (ii) the transactions described below.

SECURITIES ISSUANCES

   Since January 1, 1998, the Company has issued warrants to purchase an aggregate of 15,000 shares of Common Stock, having exercise prices of $4.00 per share, as compensation for consulting services. Of these warrants, a warrant to purchase 5,000 shares of Common Stock was issued in 1998 to Steinar Engelsen, who became a director of the Company in June 1998. In addition, since January 1, 1998 through December 31, 1998, the Company granted options to purchase an aggregate of 363,919 shares of its Common Stock, having exercise prices of from $4.00 per share to $11.00 per share, to employees, directors and consultants under the 1993 Equity Incentive Plan, 1998 Equity Incentive Plan and 1998 Directors Stock Option Plan and issued 85,347 shares of Common Stock to employees, directors and consultants upon exercise of outstanding options, having exercise prices of from $0.10 per share to $4.00 per share.

INDEBTEDNESS OF MANAGEMENT

   In January 1998, the Company made a short-term relocation loan to Joseph L. Turner, who was then its Chief Financial Officer and Treasurer. The principal amount of $371,322 accrued interest at an annual rate of 6%. Mr. Turner repaid the balance of $342,679 (net of certain expenses paid by the Company) and $1,997 in accrued interest in February 1998.

OTHER TRANSACTIONS

   Charles Engles, a director of the Company, is the chief executive officer and a director and major stockholder of Cutanix, a corporation formed in November 1997 to develop dermatological drugs and cosmetics. The Company currently owns 48% of the outstanding capital stock of Cutanix, and Mr. Engles currently owns 17.3% of its outstanding capital stock. In January 1998, the Company exclusively licensed to Cutanix all of its current and future technology for the fields of dermatology, cosmetics and other skin care applications. The license agreement also provides that either Centaur or Cutanix may obtain the exclusive right to use Company compounds, with certain exceptions, by agreeing to take certain actions to develop the compound. Accordingly, Cutanix could obtain exclusive rights to a compound that the Company might otherwise choose to develop. The Company and Cutanix also entered into a services and supply agreement in January 1998 under which the Company agreed to provide certain administrative and other services to Cutanix at cost. In addition, the Company and Cutanix agreed that the Company would be the exclusive supplier of NRT active compounds to Cutanix (subject to certain rights of each party to terminate this exclusivity) at a cost-based purchase price. Centaur has provided approximately $260,000 in cash and services to Cutanix under this agreement. The Company, Mr. Engles and another stockholder of Cutanix have agreed to maintain a three person Board of Directors with one representative of each on the Board, subject to certain limited exceptions, and have also agreed that certain major corporate actions will require the approval of 75% of the members of the Board of Directors, all for a period of ten years. Cutanix recently raised capital in a private equity financing to fund the continued development of its lead compounds, and as part of this financing, the Company converted the approximately $260,000 receivable from Cutanix for the services and cash provided by the Company into 52,000 shares of convertible preferred stock of Cutanix. In addition, a trust affiliated with Paul Glenn (a significant stockholder of the Company), and an investment fund managed by an entity of which Steinar Engelsen (a director of the

Company) is a partner, each invested $275,000 in the financing. See "Certain Relationships and Related Transactions--Other Transactions." See "Business-- Cutanix-Skin Care Affiliate" and Note 2 of Notes to Financial Statements.

   Mark Collins, a director of the Company, has provided consulting services to the Company from time to time and received compensation therefor. In 1998, the Company paid Mr. Collins $18,000 as compensation for such services.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)(1)  Financial Statements.  The Company's financial statements filed
          --------------------
          herewith are as follows:

                                                                            Page
                                                                            ----
              Report of Independent Auditors................................F-2

              Balance Sheets................................................F-3

              Statements of Operations......................................F-4

              Statements of Stockholders' Equity............................F-5

              Statements of Cash Flows......................................F-6

              Notes to Financial Statements.................................F-7

  (a)(2)  Financial Statement Schedules.  - Schedule II - Valuation and
          -----------------------------
          Qualifying Accounts.

  (a)(3)  Exhibits.
          --------

     Exhibit
     Number     Title
     -------    -----

      3.01 Registrant's Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.02 to Registrant's Registration Statement on Form S-1 (File No. 333-57165) declared effective by the Commission on October 13, 1998 (the "Form S-1")).
      3.02 Registrant's Bylaws. (Incorporated by reference to Exhibit 3.03 to the Form S-1).
      4.01 Form of Specimen Certificate for Registrant's Common Stock. (Incorporated by reference to Exhibit 4.01 to the Form S-1).
      4.02 Third Amended and Restated Investors' Rights Agreement, dated as of February 14, 1997. (Incorporated by reference to Exhibit 4.02 to the Form S-1).
      4.03 Third Amended and Restated Investors' Rights Agreement, as amended as of September 23, 1998. (Incorporated by reference to Exhibit
              4.03 to the Form S-1).
      10.01 Registrant's 1993 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.01 to the Form S-1).
      10.02 Registrant's 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.02 to the Form S-1).
      10.03 Registrant's 1998 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.03 to the Form S-1).
      10.04 Registrant's 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.04 to the Form S-1).
      10.05 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit 10.05 to the Form S-1).
      10.06 Master Loan and Security Agreement between Registrant and Finova Technology Finance, Inc., dated as of November 3, 1997; Loan and Security Agreement No. 1 dated April 22, 1998 between Registrant and Finova Technology Finance, Inc.; Commitment Letter between the Registrant and Finova Technology Finance, Inc., dated as of October 7, 1997 (as revised on December 23, 1997), as amended April 20,

             1998; Leasehold Deeds of Trust dated November 3, 1997 executed by the Registrant; Promissory Note dated April 22, 1998 executed by Registrant. (Incorporated by reference to Exhibit 10.06 to the Form S-1).
      10.07 Lease for 484 Oakmead Parkway, Sunnyvale, CA dated February 25, 1993, as amended August 18, 1995. (Incorporated by reference to
             Exhibit 10.07 to the Form S-1).
      10.08 Sublease for additional space at 484 Oakmead Parkway, Sunnyvale, CA dated March 22, 1995. (Incorporated by reference to Exhibit 10.08 to the Form S-1).
      10.09 Lease for 1220 Memorex Drive, Suite 100, Santa Clara, CA dated February 12, 1997. (Incorporated by reference to Exhibit 10.09 to the Form S-1).
      10.10 Lease for 1220 Memorex Drive, Suites 200 and 300, Santa Clara, CA dated June 12, 1997. (Incorporated by reference to Exhibit 10.10 to the Form S-1).
      10.11  License with UKRF and OMRF dated July 15, 1992.   (Incorporated by
             reference to Exhibit 10.11 to the Form S-1).*
      10.12 First Amendment to License with UKRF and OMRF dated June 29, 1995. (Incorporated by reference to Exhibit 10.12 to the Form S-1).*
      10.13 Development, License and Marketing Agreement with Astra AB dated June 26, 1995. (Incorporated by reference to Exhibit 10.13 to the Form S-1).*
      10.14 Supply Agreement with Astra AB dated June 26, 1995. (Incorporated by reference to Exhibit 10.14 to the Form S-1).*
      10.15 Amendments to Development, License and Marketing Agreement with Astra AB dated July 8, 1997 and October 7, 1997. (Incorporated by reference to Exhibit 10.15 to the Form S-1).
      10.16 Development, Patent and Trademark/Know-How Licensing and Supply Agreement--CPI-1189 with H. Lundbeck A/S dated October 31, 1996, as amended as of October 31, 1996. (Incorporated by reference to
             Exhibit 10.16 to the Form S-1).*
      10.17 Employment Agreement with Brian D. Frenzel dated December 1, 1993, and associated Stock Option Agreements. (Incorporated by reference to Exhibit 10.17 to the Form S-1).
      10.18 License Agreement dated January 15, 1998 between Registrant and Cutanix Corporation. (Incorporated by reference to Exhibit 10.18 to the Form S-1).*
      10.19 Services and Supply Agreement dated January 15, 1998 between Registrant and Cutanix Corporation. (Incorporated by reference to
             Exhibit 10.19 to the Form S-1).*
      10.20 Stockholders' Agreement dated January 15, 1998 by and among Cutanix Corporation and certain stockholders of Cutanix Corporation. (Incorporated by reference to Exhibit 10.20 to the Form S-1).
      10.21 License Agreement dated January 1, 1998 by and among OMRF and Registrant. (Incorporated by reference to Exhibit 10.21 to the Form S-1).*
      10.22 Separation Agreement and General Release effective January 15, 1999 between the Company and Joseph L. Turner
      23.01  Consent of Ernst & Young LLP, independent auditors.
      24.01  Power of Attorney (included on Signature page).
      27.01  Financial Data Schedule.
_________________
* Confidential Treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission.

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended December 31, 1998

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTAUR PHARMACEUTICALS, INC.



By: /S/ BRIAN D. FRENZEL                                March 31, 1999
    -----------------------------------------
       BRIAN D. FRENZEL
       President and Chief Executive Officer


                               POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints Brian D. Frenzel and Lucy O. Day, jointly and severally, his or her true and attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                  Title                                  Date
----                                  -----                                  ----
Principal Executive Officer:

/S/ BRIAN D. FRENZEL               President, Chief Executive Officer       March 31, 1999
---------------------
  BRIAN D. FRENZEL                 and a Director


Principal Financial Officer and
Principal Accounting Officer:

/S/ LUCY O. DAY                    Chief Financial Officer and              March 31, 1999
---------------------
  LUCY O. DAY                      Treasurer

Additional Directors:
---------------------

/S/ STEINAR J. ENGELSEN           Director               March 31, 1999
_______________________
  STEINAR J. ENGELSEN

/S/ JOHN M. CARNEY                Director               March 31, 1999
_______________________
  JOHN M. CARNEY

/S/ MARK R. COLLINS               Director               March 31, 1999
_______________________
  MARK R.  COLLINS

/S/ GRAHAM K. CROOKE              Director               March 31, 1999
_______________________
  GRAHAM K.  CROOKE

/S/ CHARLES R. ENGLES             Director               March 31, 1999
_______________________
  CHARLES R.  ENGLES

/S/ SELVI VESCOVI                 Director               March 31, 1999
_______________________
  SELVI VESCOVI

/S/ ROBERT A. FLOYD               Director               March 31, 1999
_______________________
  ROBERT A. FLOYD

                         CENTAUR PHARMACEUTICALS, INC.

                             FINANCIAL STATEMENTS


                                   CONTENTS

                                                                                                               PAGE
                                                                                                               ----
Report of Ernst & Young LLP, Independent Auditors......................................................         F-2

Financial Statements

  Balance Sheets.......................................................................................         F-3

  Statements of Operations.............................................................................         F-4

  Statement of Stockholders' Equity....................................................................         F-5

  Statements of Cash Flows.............................................................................         F-6

  Notes to Financial Statements........................................................................         F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Centaur Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Centaur Pharmaceuticals, Inc. as of December 31, 1996, 1997 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centaur Pharmaceuticals, Inc. at December 31, 1996, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 27, 1999

                         CENTAUR PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            DECEMBER 31,
                                                                                            ------------


                                      ASSETS                                          1996       1997       1998
                                      ------                                          ----       ----       ----
Current assets:
 Cash and cash equivalents........................................................   $ 5,699    $ 1,469   $  5,628
 Short-term investments...........................................................     5,267     12,164     12,906
 Contract revenue receivable......................................................       976         84          7
 Prepaid expenses.................................................................        31        343        128
 Other current assets.............................................................       217        329        444
                                                                                     -------    -------   --------
  Total current asset.............................................................    12,190     14,389     19,113
Long-term investments.............................................................         -                 5,579
Property and equipment, net.......................................................     3,140      9,635     11,665
Investment in affiliate...........................................................         -          -        695
Other assets, net of accumulated amortization of $34, $47 and none as of
December 31, 1996, 1997 and 1998, respectively....................................        77        219        181
                                                                                     -------    -------   --------
                                                                                     $15,407    $24,243   $ 37,233
                                                                                     =======    =======   ========



                                LIABILITIES AND
                                ---------------
                             STOCKHOLDERS' EQUITY
                             --------------------

Current liabilities:
 Accounts payable.................................................................   $   375    $ 1,675   $    568
 Accrued compensation.............................................................        99        169        203
 Other accrued liabilities........................................................     1,364      1,062      1,126
 Short-term portion of obligations under capital lease............................       118        183         89
 Current portion of long term debt................................................        --         --      1,967
                                                                                     -------    -------   --------
  Total current liabilities.......................................................     1,956      3,089      3,953
Deferred revenues.................................................................     1,788         84      1,500
Long-term portion of obligations under capital lease..............................       210         --         --
Long-term debt....................................................................        --         --      5,802
Commitments
Redeemable convertible preferred stock, $0.001 par value; 10,922,735 shares authorized; issuable in series; 8,722,735 and 10,922,735 shares issued and outstanding at December 31, 1996 and 1997, respectively, and none outstanding at
 December 31, 1998, aggregate redemption value of $11,810,242 at December 31,
 1996 and $28,310,242 at December 31, 1997 and none at December 31, 1998..........    11,698     28,105         __
Stockholders' equity:
Preferred stock, $0.001 par value, none authorized, issued and outstanding at
 December 31, 1996 and 1997 and  3,000,000 shares  authorized, none issued and
 outstanding at December 31, 1996, 1997 and 1998..................................        --         --         --
 Common stock, $0.001 par value; 18,200,000 shares authorized; 2,649,303 and
  2,901,336 shares issued and outstanding at December 31, 1996 and 1997, respectively, and 33,000,000 shares  authorized, 15,441,663 shares issued and
  outstanding December 31, 1998...................................................         3          3         15
 Additional paid-in capital.......................................................       114      2,457     47,221
 Deferred compensation............................................................       (42)    (1,945)    (2,970)
 Accumulated other comprehensive income...........................................        (1)         1        (52)
 Accumulated deficit..............................................................      (319)    (7,551)   (18,236)
                                                                                     -------    -------   --------
  Total stockholders' equity (net capital deficiency).............................      (245)    (7,035)    25,978
                                                                                     -------    -------   --------
                                                                                     $15,407    $24,243   $ 37,233
                                                                                     =======    =======   ========

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                           STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                          1996                     1997                     1998
                                                                          ----                     ----                     ----
Net revenue from collaborative agreements
 and grants.....................................                      $    12,743               $    9,573               $    6,663
Operating expenses:
  Research and development......................                            7,854                   15,646                   13,934
  General and administrative....................                            2,306                    2,266                    3,494
                                                                      -----------               ----------               ----------
Total operating expenses........................                           10,160                   17,912                   17,428
                                                                      -----------               ----------               ----------
Income (loss) from operations...................                            2,583                   (8,339)                 (10,765)
Interest and other income.......................                              438                    1,145                      939
Interest and other expense......................                              (76)                     (38)                    (859)

                                                                      -----------               ----------               ----------
Net income (loss)...............................                      $     2,945               $   (7,232)              $  (10,685)
                                                                      ===========               ==========               ==========
Net income (loss) per share:
  Basic.........................................                      $      1.15               $    (2.64)              $    (1.90)

  Diluted.......................................                      $      0.24               $    (2.64)              $    (1.90)

Shares used in computing net income
 (loss) per share:
  Basic.........................................                        2,551,003                2,742,431                5,614,214
  Diluted.......................................                       12,513,699                2,742,431                5,614,214

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 ACCUM-
                                                                                                 ULATED
                                                                                                 OTHER                  TOTAL
                                                         COMMON STOCK     ADDITIONAL  DEFERRED   COMPRE-    ACCUM-      STOCK-
                                                       -----------------   PAID-IN     COMPEN-   HENSIVE    ULATED     HOLDERS'
                                                         SHARES   AMOUNT   CAPITAL     SATION    INCOME     DEFICIT     EQUITY
                                                       --------- ------- ----------- ---------  ---------  ---------  ---------
Balance at December 31, 1995.......................    2,403,103    $  2  $      29   $     --   $    37    $ (3,264)  $ (3,196)
Unrealized loss on available-for-sale securities
   of $13, net of reclassification adjustment for
   gains included in net income of
   $25.............................................           --      --         --         --       (38)         --        (38)
Net income for the year ended December 31, 1996....           --      --         --         --        --       2,945      2,945
                                                                                                                      ---------
Comprehensive income...............................                                                                       2,907
                                                                                                                      ---------
Issuance of common stock on exercise of stock
   options by employees, former employees and a
   board of directors member.......................      243,470       1         34         --        --          --         35
Issuance of common stock for services rendered.....        2,730      --          1         --        --          --          1
Deferred compensation related to certain options
   granted to employees and consultants............           --      --         50        (50)       --          --         --
Amortization of deferred compensation..............           --      --         --          8        --          --          8
                                                       --------- ------- ----------- ---------  --------   ---------  ---------
Balance at December 31, 1996.......................    2,649,303       3        114        (42)       (1)       (319)      (245)
Unrealized gain on available-for-sale securities
   of $1, net of reclassification adjustment
   for gains included in net income
   of $1...........................................           --      --         --         --         2          --          2
Net loss for the year ended December 31, 1997......           --      --         --         --        --      (7,232)    (7,232)
                                                                                                                      ---------
Comprehensive loss.................................                                                                      (7,230)
                                                                                                                      ---------
Issuance of common stock on exercise of stock
   options by employees, former employees and a
   board of directors member.......................      252,033      --         50         --        --          --         50
Deferred compensation related to certain options
   and warrants granted to employees and
   consultants                                                --      --      2,293     (2,293)       --          --         --
Amortization of deferred compensation..............           --      --         --        390        --          --        390
                                                      ---------- ------- ----------- ---------  --------   ---------  ---------
Balance at December 31, 1997.......................    2,901,336       3      2,457     (1,945)        1      (7,551)    (7,035)
Unrealized loss on available for sale securities
   of $53, net of $0 reclassification adjustment
   for gains included in net income................           --      --         --         --       (53)         --        (53)
Net loss for the year ended December 31, 1998......           --      --         --         --        --     (10,685)   (10,685)
                                                                                                                      ---------
Comprehensive loss.................................           --      --         --         --        --          --    (10,738)
                                                                                                                      ---------
Conversion of redeemable convertible preferred
   stock to common stock immediately prior to the
   underwritten offering..........................    10,922,735      11     28,094         --        --          --     28,105
Sale of common stock, net of issuance costs.......     1,500,000       1     13,621         --        --          --     13,622
Issuance of common stock on exercise of stock
   options........................................        85,347      --         37         --        --          --         37
Issuance of common stock on exercise of
   warrants.......................................        32,245      --         62         --        --          --         62
Gain on issuance of stock by affiliate............            --      --        739         --        --          --        739
Deferred compensation related to certain options
   and warrants granted to employees and
   consultants....................................            --      --      2,211     (2,211)       --          --         --
Amortization of deferred compensation.............            --      --         --      1,186        --          --      1,186
                                                     ----------- ------- ----------- ---------  --------   ---------  ---------
Balance at December 31, 1998.......................   15,441,663    $ 15  $  47,221   $ (2,970)  $   (52)   $(18,236)  $ 25,978
                                                     =========== ======= =========== =========  ========   =========  =========


                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)

                                                                                               YEARS  ENDED DECEMBER  31,
                                                                                    ---------------------------------------------
                                                                                      1996                1997              1998
                                                                                    -------             -------            -------
OPERATING ACTIVITIES
Net income (loss)...............................................                    $  2,945           $ (7,232)          $(10,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization...................................                         724              1,060              1,446
Amortization of deferred compensation...........................                           8                390              1,186
Share of losses in affiliate....................................                          --                 --                305
Changes in assets and liabilities:
Contract revenue receivable, net of allowance...................                        (144)               892                 77
Prepaid expenses and other current assets.......................                          47               (424)               100
Other assets....................................................                         (15)              (154)                32
Accounts payable................................................                          21              1,300             (1,107)
Accrued compensation............................................                          41                 70                 34
Other accrued liabilities.......................................                         261               (302)                64
Deferred revenue................................................                       1,202             (1,704)             1,416
Long-term liabilities...........................................                           6                (69)                 -
                                                                                    --------            -------            -------
Net cash provided by (used in) operating activities.............                       5,096             (6,173)            (7,132)
                                                                                    --------            -------            -------

INVESTING ACTIVITIES
Cash contributions to affiliate.................................                          --                 --               (260)
Purchase of property and equipment..............................                      (2,731)            (7,542)            (3,471)
Purchase of available-for-sale securities.......................                     (12,403)           (34,219)           (21,439)
Maturity and sale of available-for-sale securities..............                      13,034             27,322             15,065
                                                                                    --------            -------            -------
Net cash used in investing activities...........................                      (2,100)           (14,439)           (10,105)
                                                                                    --------            -------            -------

FINANCING ACTIVITIES
Net proceeds from issuances of common stock.....................                          36                 50             13,721
Net proceeds from issuance of preferred stock...................                          --             16,407                 --
Principal payments on asset financing arrangements..............                        (134)               (75)               (94)
Proceeds from debt financing....................................                          --                 --              9,159
Principal repayments on debt financing..........................                          --                 --             (1,390)
                                                                                                        -------            -------
Net cash (used in) provided by financing activities.............                         (98)            16,382             21,396
                                                                                    --------            -------            -------

Net (decrease) increase in cash and cash equivalents............                       2,898             (4,230)             4,159
Cash and cash equivalents at beginning of period................                       2,801              5,699              1,469
                                                                                    --------            -------            -------
Cash and cash equivalents at end of period......................                    $  5,699            $ 1,469            $ 5,628
                                                                                    ========            =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...................................................                    $     59            $    38            $   848
                                                                                    ========            =======            =======
Income taxes paid (received)....................................                    $     56            $   515            $  (498)
                                                                                    ========            =======            =======

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

     Centaur Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware on March 17, 1992. The Company was founded to commercialize proprietary pharmaceutical technology with broad potential applications in neurodegenerative diseases and other disorders.


   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


   Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with remaining maturities greater than three months at the date of purchase are considered short-term investments. At December 31, 1996, 1997 and 1998, cash equivalents consisted of money market accounts.

     The Company invests its excess cash balances in marketable securities with maturities of two years or less. These investments primarily consist of corporate debt securities.

     Management determines the appropriate classification of debt securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at the time of purchase and reevaluates such designation as of each balance sheet date. During 1996, 1997 and 1998, all investments were classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity. At December 31, 1996, 1997 and 1998 the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense and have been immaterial in all periods presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest.

                         CENTAUR PHARMACEUTICALS, INC.

   Concentrations of Credit Risk

     Cash, cash equivalents, short-term and long-term investments are financial instruments which potentially subject the Company to concentrations of risk. Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.

     The net revenue from collaborative agreements and the related contract revenue receivable at December 31, 1996, 1997 and 1998 are earned primarily under two collaborative arrangements the Company has entered into. One of these collaborations was terminated in March 1998. The Company has no collateral as security for these receivables.

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

   Research and Development Costs

     Research and development costs are charged to operations as incurred.


   Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for stock issued or options granted to employees under its option plans in accordance with the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. For issuances or grants to all others, stock-based compensation expense is measured using the fair value method described in SFAS 123 and recorded in the accompanying financial statements. Pro forma disclosures as required by SFAS 123 are included in Note 9.

   Investment in Affiliates

     Investment in affiliates in which the Company has a 20%-50% ownership interest and exercises significant influence are accounted for using the equity method. Gains and losses arising from stock issuances by affiliates are accounted for as capital transactions and recorded in stockholders' equity.

At December 31, 1998, the Company had a 48% interest in Cutanix Corporation ("Cutanix").

                         CENTAUR PHARMACEUTICALS, INC.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the five year estimated useful lives of the assets. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

   Income (Loss) Per Share

     Basic earnings per share has been calculated using the weighted average common shares outstanding during the periods. Diluted earnings per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants calculated using the treasury stock method.

     A reconciliation of shares used in the calculation is as follows:

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                            1996              1997           1998
                                                                         ----------        ----------     ----------
 Basic:
     Weighted-average shares
       outstanding.......................................                 2,551,003         2,742,431      5,614,214
  Diluted:
     Dilutive effect of stock options and
       warrants..........................................                 1,239,961                --             --
     Dilutive effect of redeemable
       convertible preferred stock.......................                 8,722,735                --             --
                                                                         ----------        ----------     ----------
                                                                         12,513,699         2,742,431      5,614,214
                                                                         ==========        ==========     ==========

     Options and warrants to purchase 1,584,040 and 1,736,229 shares of the Company's common stock at December 31, 1997 and 1998, respectively, as well as 10,922,735 shares of the Company's common stock issuable upon conversion of the redeemable convertible preferred stock at December 31, 1997 were excluded from the computation of diluted net loss per share as they had an antidilutive effect.

   Impairment of Long-Lived Assets

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 1998 there have been no such losses.

                         CENTAUR PHARMACEUTICALS, INC.

   Comprehensive Income

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or financial condition. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   Segmental Reporting

     Effective in January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment. Accordingly, the adoption of this Statement had no impact on the Company's financial statements.

   Recent Accounting Pronouncements

     In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 has no impact on the Company's results of operations or financial condition.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.


2. INVESTMENT IN CUTANIX

     Cutanix was founded to commercialize novel chemical entities for the treatment and prevention of dysfunctions and diseases of the skin. Since its incorporation in 1997, Cutanix's activities have consisted principally of raising capital, acquiring licensing rights, recruiting personnel and commencing research and development efforts.

     In January 1998, the Company entered into a License Agreement and a Services and Supply Agreement with Cutanix. The License Agreement provided that Cutanix may obtain the exclusive rights to use Company compounds, with certain exceptions, by agreeing to take certain actions to develop the compound for use in the field of dermatology, cosmetics and other skin care applications. Under the terms of the Service and Supply Agreement, the Company agrees to provide certain administrative services to Cutanix at cost and to supply certain compounds at a specified percentage above costs.

                         CENTAUR PHARMACEUTICALS, INC.

     In October 1998, Cutanix completed a private placement of 399,600 shares of convertible preferred stock at $5.00 per share, resulting in gross proceeds of $1,998,000, of which $1,555,000 was received in cash while the remainder was used to satisfy outstanding obligations. The Company participated in the private placement through the conversion of amounts due from Cutanix of approximately $260,000 into 52,000 shares of the preferred stock. The private placement reduced the Company's interest in Cutanix from 63% to 48% and the Company recorded the gain from the issue of Cutanix equity securities through its shareholders' equity.

     The Company's transactions with Cutanix have not been material through December 31, 1998. The Company's share of losses in Cutanix for the year ended December 31, 1998 was $305,000. As this is not material to the operations of the Company, it has been included within research and development costs.

3. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     In June 1995, the Company entered into a research and development collaboration with Astra AB ("Astra") to develop new drugs to treat Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia. Under the terms of the agreement, Astra provides funding of up to $6,000,000 per year for five years for research and development work, subject to certain limitations and for Astra to bear the costs of its development work. In addition, payments are made to the Company based on achievement of certain drug development milestones. In return, Astra was granted exclusive worldwide marketing rights to any products resulting from this collaboration. The agreement also provides for the Company to receive a royalty on sales under the collaboration. During the years ended December 31, 1996, 1997 and 1998, the Company recognized net revenue of $8,301,000, $7,113,000, and $6,439,000, respectively, in connection with this collaboration. Costs associated with this contract, including allocated general and administrative costs, approximate the revenue recorded (exclusive of signing and milestone fees). This agreement expires on the later of 15 years after the first commercial sale of a licensed product or the expiration of applicable patents. The $6 million annual research funding is due to expire in June 2000. Astra has the right to terminate all or certain portions of this agreement upon 12 month's notice.

     In October 1996, the Company entered into a four-year research and development collaboration with H. Lundbeck A/S ("Lundbeck") to jointly commercialize the Company's proprietary drug compound for Parkinson's disease. This collaboration was terminated in March 1998. Under the terms of this agreement, Lundbeck jointly funded research, development, regulatory, and other nonresearch activities with the Company. In addition, nonrefundable payments were made to the Company based on achievement of certain drug development milestones. The agreement provided for the Company to receive a royalty on sales and a profit on manufacturing for products developed under the collaboration. During the years ended December 31, 1996, 1997, and 1998 the Company recognized net revenue of $3,740,000, $2,090,000, and none, respectively, in connection with this collaboration. Costs associated with this contract including allocated general and administrative costs approximate the revenue recorded (exclusive of signing and milestone fees). In March 1998, the Company's research and development collaboration with Lundbeck was terminated by Lundbeck based primarily on a claim that Centaur had breached the agreement by commencing clinical trials for AIDS dementia, using the same compound as is being used in the Company's Parkinson's disease clinical trials, without obtaining consent from Lundbeck. This claim was disputed by the Company. In July 1998, the Company and Lundbeck entered into an agreement releasing each party from any further obligations or claims under the research and development collaboration and providing the Company with an option to use certain production processes and other intellectual property of Lundbeck in exchange for certain limited royalty payments in the event Centaur exercises such option.

                         CENTAUR PHARMACEUTICALS, INC.

     During the years ended December 31, 1996, 1997 and 1998, the Company was awarded several National Institutes of Health grants to further its research efforts related to its proprietary technology. In 1998, $217,000 was recognized as revenue for work completed under these grants. Costs associated with these grants approximate the revenues recorded.

     Contract revenue receivable is net of allowances for doubtful accounts of $1,600,000 at December 31, 1997 (none at December 31, 1996 and 1998).

4. INVESTMENTS

The following is a summary of available-for-sale securities at December 31, 1996, 1997 and 1998 (in thousands):

                                                                                          GROSS          GROSS       ESTIMATED
                                                                                       UNREALIZED     UNREALIZED        FAIR
                                                                            COST         LOSSES          GAINS         VALUE
                                                                        ------------  -------------  -------------  ------------
      U.S. corporate securities....................................          $ 5,268          $ (3)             $2       $ 5,267
                                                                             -------          ----              --       -------
            Total as of December 31, 1996..........................          $ 5,268          $ (3)             $2       $ 5,267
                                                                             =======          ====              ==       =======

      U.S. corporate securities....................................          $11,163          $ (2)             $3       $11,164
      U.S. government securities...................................          $ 1,000          $ --               -       $ 1,000
                                                                             -------          ----              --       -------
            Total as of December 31, 1997..........................          $12,163          $ (2)             $3       $12,164
                                                                             =======          ====              ==       =======

      U.S. corporate securities....................................          $18,537          $(56)             $4       $18,485
                                                                             =======          ----              --       =======
            Total as of December 31, 1998..........................          $18,537          $(56)             $4       $18,485
                                                                             =======          ====              ==       =======

     All of the above securities are included in the balance sheet as short-term investments at December 31, 1996 and 1997. At December 31, 1998, $12,906,000 of the above securities were classified as short-term investments, and the balance of $5,579,000 was classified as long-term investments.

     There were no material gross realized gains or losses in 1996, 1997 and 1998.

     As of December 31, 1998 the average remaining maturity of the portfolio was approximately 7 months, and the longest individual contractual maturity was 15 months.

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                                                               December 31,
                                                                                             ---------------
                                                                                  1996            1997             1998
                                                                                -------         --------         -------
      Laboratory and office equipment...................................        $ 3,199          $ 4,430         $ 6,506
      Leasehold improvements............................................          1,096            1,065           8,802
      Construction in-process...........................................             --            6,342              --
                                                                                -------         --------         -------
                                                                                  4,295           11,837          15,308
      Less accumulated depreciation and
        amortization....................................................         (1,155)          (2,202)         (3,643)
                                                                                -------         --------         -------
      Property and equipment, net.......................................        $ 3,140          $ 9,635         $11,665
                                                                                =======         ========         =======

     As of December 31, 1996, 1997 and 1998 laboratory and office equipment held under capital leases totaled $593,000, with related accumulated amortization of $364,000, $512,000 and $593,000 at December 31, 1996, 1997 and 1998,
respectively.

                         CENTAUR PHARMACEUTICALS, INC.

6. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (in thousands):

                                                                             December 31
                                                                             -----------
                                                                  1996           1997          1998
                                                                 ------         ------        ------
             Clinical trials................................     $  480         $  250        $  450
             Patent accruals................................        375            289           150
             Professional fees..............................        340            340           300
             Other..........................................        169            183           226
                                                                 ------         ------        ------
                                                                 $1,364         $1,062        $1,126
                                                                 ======         ======        ======

7. COMMITMENTS

     In September 1994, the Company entered into a $750,000 capital lease agreement. As of December 31, 1996, 1997 and 1998 lease obligations under this agreement totaled $328,000, $183,000 and $89,000, respectively. The lease obligations bore interest at 15.2%, were secured by the related equipment and the final installment of $89,000 was paid in January 1999.

     The Company leases certain research and manufacturing facilities under operating leases that expire in 2001 and 2004. Future minimum lease payments under capital leases and such noncancelable operating leases are as follows (in thousands):

                                                                                                   OPERATING
                                                                                                    LEASES
                                                                                                   ---------
             Year ended December 31,
              1999..................................................................                $  855
              2000..................................................................                   892
              2001..................................................................                   541
              2002..................................................................                   437
              2003..................................................................                   387
              Thereafter............................................................                   156
                                                                                                   ---------
               Total minimum payment required.......................................                $3,268
                                                                                                   =========

     Rent expense was approximately $385,000, $640,000 and $844,000 in 1996, 1997 and 1998, respectively.

     In connection with the Company's research and development activities, primarily clinical studies and sponsored research and development agreements, the Company has total noncancelable commitments of approximately $967,000 at December 31, 1998 payable over the next 12 months.


8. DEBT FINANCING

     In March 1998, the Company entered into a debt financing arrangement for up to $10,000,000. At December 31, 1998, the total obligation due under this arrangement was $7,769,000. The debt bears interest at 14.8% per annum and is secured by certain equipment and leasehold rights and improvements. The debt is repayable in 48 monthly installments through 2002. The annual maturities at December 31, 1998 were $1,967,000 in 1999, $2,127,000 in 2000, $2,489,000 in
2001 and $1,186,000 in 2002.

                         CENTAUR PHARMACEUTICALS, INC.

9. COMMON STOCK AND STOCKHOLDERS' EQUITY

   Redeemable Convertible Preferred Stock

     Through December 31, 1997, the Company had sold a total of 10,922,735 shares of Series A, B, C, and D redeemable convertible preferred stock ("preferred stock") for total net proceeds of $28,105,000.

     The authorized and outstanding shares of Series A, B, C and D preferred stock were as follows at December 31, 1997:

                                                                                                       AGGREGATE
                                                                      AUTHORIZED        SHARES         REDEMPTION
                                                                        SHARES        OUTSTANDING        VALUE
                                                                      ----------      -----------     -----------
            Series A..............................................     2,000,000       2,000,000      $ 1,000,000
            Series B..............................................     2,545,454       2,545,454        3,500,000
            Series C..............................................     4,177,281       4,177,281        7,310,242
            Series D..............................................     2,200,000       2,200,000       16,500,000
                                                                      ----------      -----------     -----------
                                                                      10,922,735      10,922,735      $28,310,242
                                                                      ==========      ===========     ===========

     On October 13, 1998, the Company closed an underwritten offering of 1,500,000 shares of its common stock at a price of $11.00 per share. The net proceeds to the Company after deduction of underwriting discounts and commissions and offering expenses was approximately $13.6 million. In connection with such offering all 10,992,735 outstanding shares of the Company's preferred stock were converted into shares of common stock on a one-to-one basis.

1993 Equity Incentive Stock Option Plan ("1993 Stock Plan")

     The 1993 Stock Plan was in effect from the Company's inception to October 1998, whereby the 1998 Stock Plan became effective. Under the 1993 Stock Plan, options, restricted stock, or stock bonuses may be granted by a committee of the board of directors to employees, officers, employees, consultants, and independent contractors. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees at exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair market value of the common stock on the grant date as determined by the board of directors. Options become exercisable as determined by the board of directors (or a committee of the board of directors), generally monthly over four years. Restricted stock awards shall be subject to restrictions as determined by a committee of the board of directors. Stock bonuses are awarded by a committee of the board of directors for services rendered to the Company. A total of 1,679,929 common shares were reserved for issuance under the 1993 Stock Plan at December 31, 1998. At October 13, 1998, the 1993

                         CENTAUR PHARMACEUTICALS, INC.

Stock Plan was succeeded by the 1998 Stock Plan, and 136,118 remaining available shares were rolled over into the 1998 Stock Plan for future option grants.

1998 Equity Incentive Plan ("1998 Stock Plan")

     The 1998 Stock Plan was effective in October 1998. Under the 1998 Stock Plan, options, restricted stock, or stock bonuses may be granted by a committee of the board of directors to employees, officers, employees, consultants, and independent contractors. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees at exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair market value of the common stock on the grant date as determined by the board of directors. Options become exercisable as determined by the board of directors (or a committee of the board of directors), generally monthly over four years. Restricted stock awards shall be subject to restrictions as determined by a committee of the board of directors. Stock bonuses are awarded by a committee of the board of directors for services rendered to the Company. A total of 1,136,118 common shares were reserved for issuance under the 1998 Stock Plan at December 31, 1998, of which 1,114,818 remained available for future option grants.


1998 Director's Plan

The 1998 Directors Plan became effective on October 13, 1998 (the "Effective Date"). Under the 1998 Directors Plan, only nonqualified stock option will be granted to each outside board of director member. Each outside director who first becomes a member of the board after the Effective Date will automatically be granted an option for a number of shares equal to 417 shares multiplied by the number of full and partial calendar months between (a) the date such outside director becomes a member of the board and (b) the next succeeding May 1. On May 1 of each year following the Effective Date, each outside director will automatically be granted an option for 5,000 shares, provided the outside director is a member of the Board on such date and has served continuously as a member of the board since the date of such outside director's initial grant or, if such outside director was ineligible to receive an initial grant, since the Effective Date. Each option granted under the Directors Plan is exercisable as it vests over a period of ten years. The options vest generally monthly over three years. A total of 125,000 common shares were reserved for issuance under the 1998 Directors Plan at December 31, 1998, of which all 125,000 remained available for future option grants.

The Company has issued the following options under the 1998 Stock Plans (and prior to October 1998, the 1993 Stock Plan), as described below. These options have a ten-year term and generally become exercisable over a four-year period. A summary of the option activity is as follows:

                         CENTAUR PHARMACEUTICALS, INC.

                                                                  SHARES                                    WEIGHTED-
                                                                 AVAILABLE     OPTIONS         PRICE         AVERAGE
                                                                 FOR GRANT   OUTSTANDING     PER SHARE    EXERCISE PRICE
                                                                -----------  ------------  -------------  --------------
      Balance at December 31, 1995............................     701,231     1,295,666    $0.15-$ 0.20       $0.17
         Additional shares authorized.........................     250,000            --              --          --
         Options granted......................................    (334,610)      334,610    $0.30-$ 2.00       $0.47
         Options exercised....................................          --      (243,470)   $0.10-$ 1.00       $0.15
         Options canceled.....................................      46,710       (46,710)   $0.15-$ 2.00       $0.35
                                                                ----------   ------------
      Balance at December 31, 1996............................     663,331     1,340,096    $0.10-$ 2.00       $0.24
         Options granted......................................    (530,000)      530,000    $2.50-$ 3.00       $2.55
         Options exercised....................................          --      (252,033)   $0.15-$ 2.50       $0.20
         Options canceled.....................................      87,626       (87,626)   $0.15-$ 2.50       $0.73
                                                                ----------   ------------
      Balance at December 31, 1997............................     220,957     1,530,437    $0.15-$ 3.00       $1.00
         Additional shares authorized.........................   1,275,000            --              --          --
         Options granted .....................................    (363,919)      363,919    $4.00-$11.00       $5.32
         Options exercised ...................................          --       (85,347)   $0.10-$ 4.00       $0.44
         Options canceled ....................................     107,780      (107,780)   $0.10-$ 4.00       $2.43
                                                                ----------   ------------
      Balance at December 31, 1998 ...........................   1,239,818     1,701,229    $0.10-$11.00       $1.88
                                                                ==========   ============

      The weighted-average fair value per share of the options granted during the years ended December 31 were $0.40, $1.46, and $1.19 in 1996, 1997 and 1998, respectively.

      Exercise prices of options outstanding and options exercisable were as follows:

                                                                        OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                                                 ---------------------------------  --------------------
                                                                             WEIGHTED-   WEIGHTED-             WEIGHTED-
                                                                              AVERAGE     AVERAGE               AVERAGE
                                                                             REMAINING   EXERCISE    NUMBER    EXERCISE
                                                                 NUMBER OF  CONTRACTUAL    PRICE       OF        PRICE
                                                                  OPTIONS      LIFE      PER SHARE   OPTIONS   PER SHARE
                                                                 ---------  -----------  ---------  ---------  ---------
      December 31, 1998
         $0.10-$ 0.50..........................................    894,190      5.88       $0.22      808,288    $0.20
         $1.00-$ 2.50..........................................    428,494      8.31       $2.45      188,144    $2.43
         $3.00-$ 4.00..........................................    273,245      9.09       $3.84       71,764    $3.78
         $6.50-$11.00..........................................    105,300      9.54       $8.56       12,207    $7.62
                                                                 ---------                          ---------
                                                                 1,701,229      7.24       $1.88    1,080,403    $0.91
                                                                 =========                          =========

      At December 31, 1996 and 1997, 630,072 and 792,232 options were exercisable with weighted-average exercise prices of $0.18, and $0.40 respectively.

      Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the pro forma information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1996 under the fair value method of that Statement. The fair value of these options in 1996 and 1997 was estimated at the date of grant using the minimum value method option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.2%; a dividend yield of 0%; and a weighted-average expected life of the option of five years. The value of options granted after the underwritten offering and registration was determined using the Black-Scholes method and the following weighted-average assumptions: volatility factor of 0.01; risk -free interest rate of 5.2%; a dividend yield of 0%; and a weighted-average expected life of the option of five years.

                         CENTAUR PHARMACEUTICALS, INC.

Had the Company valued its stock options according to the fair value provisions of SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands):

                                                                                       Years ended December 31,
                                                                                      --------------------------
                                                                                       1996     1997      1998
                                                                                      ------  --------  --------
      Net income (loss):
         As reported...........................................................       $2,945  $(7,232)  $(10,685)
         Pro forma for SFAS 123................................................        2,912   (7,379)   (10,843)
      Basic net income (loss) per share:
         As reported...........................................................         1.15    (2.64)     (1.90)
         Pro forma for SFAS 123................................................         1.14    (2.69)     (1.93)
      Diluted net income (loss) per share:
         As reported...........................................................         0.24    (2.64)     (1.90)
         Pro forma for SFAS 123................................................         0.23    (2.69)     (1.93)

   Deferred Compensation

     During the year ended December 31, 1998 the Company recorded deferred compensation of $2,211,000 for the excess of the deemed fair value of the Company's common stock over the exercise price for certain options and warrants granted in 1998. This deferred compensation will be amortized to compensation expense over the related vesting period, generally four years.

   Warrants

     The Company has issued warrants to consultants to purchase shares of the Company's common stock. At December 31, 1998 the following warrants were unexercised:

                                                       NUMBER OF   EXERCISE             VESTING
   ISSUE DATE                                           SHARES      PRICE                 TERM
   ----------                                          ---------   --------             -------
  August 1996................................            10,000      $3.00              3 years
  September 1997.............................            10,000      $3.00              3 years
  February 1998..............................             5,000      $4.00              3 years
  February 1998..............................            10,000      $4.00    5,000 upon completion of the
                                                                              sale of 1,500,000 shares of
                                                                             common stock in October 1998;
                                                                              remaining 5,000 over 3 years


   Reserved Shares

     The Company has reserved shares of common stock for future issuance as follows:

     Warrants ........................                       35,000
     Stock Option Plans...............                    2,941,047
                                                          ---------
                                                          2,976,047
                                                          ---------

                         CENTAUR PHARMACEUTICALS, INC.

10. INCOME TAXES

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $15,500,000. The Company also had federal research and development tax credit carryforwards of approximately $300,000. The federal net operating loss and credit carryforwards will expire on various dates beginning in 2012 through 2018, if not utilized.

     Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                                         December 31,
                                                                                        ------------
                                                                              1996          1997         1998
                                                                           ----------   -----------   ----------
      Net operating loss carryforwards...................................  $     --       $ 1,400        $ 5,800
      Research credit carryforwards......................................        --           100            400
      Capitalized research and development...............................       200           200            200
      Deferred revenue...................................................       200            --             --
      Other accruals and reserves........................................       300           400            200
                                                                           ----------   -----------   ----------
            Total deferred tax assets....................................       700         2,100          6,600
      Valuation allowance for deferred tax assets........................      (700)       (2,100)        (6,600)
                                                                           ----------   -----------   ----------
      Net deferred tax assets............................................  $     --     $      --     $       --
                                                                           ==========   ===========   ==========

     The valuation allowance increased by $300,000 during the year ended December 31, 1996. Approximately $200,000 of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

                         CENTAUR PHARMACEUTICALS, INC.

                   Schedule II--Valuation and Qualifying Accounts
                                (In thousands)

                                                                Charged
                                                  Balance at   to Costs    Charged                Balance at
                                                  Beginning       and      Against                 End of
                                                   of Year     Expenses    Revenue    Deductions    Year
                                                  ----------    ------     -------     ------     --------
Year ended December 31, 1998 deducted from
 asset account:
 Allowance for doubtful accounts................   $ 1,600      $   --     $    --     $1,600    $     0
                                                   =======      ======     =======     ======     =======

Year ended December 31, 1997 deducted from asset
 account:
 Allowance for doubtful accounts ...............   $     0      $   --     $ 1,600     $    0     $ 1,600
                                                   =======      ======     =======     ======     =======

Year ended December 31, 1996 deducted from
 asset account:
 Allowance for doubtful accounts................   $     0      $   --     $    --     $   --     $     0
                                                   =======      ======     =======     ======     =======