Form 10-Q
period 1999-03-31
CENTAUR PHARMACEUTICALS INC
filed 1999-05-14
CIK 911369

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________



                       Commission File Number: 333-57165

                         CENTAUR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                           77-0304313
      --------                                           ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              484 Oakmead Parkway
                          Sunnyvale, California  94086
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

[  ] Yes    [ X ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 15,606,404 as of April 30, 1999.

                         Centaur Pharmaceuticals, Inc.
                                     INDEX


PART I: FINANCIAL INFORMATION                                            PAGE
--------------------------------------------------------------------------------
ITEM 1  Financial Statements - Unaudited

     Condensed Balance Sheets - March 31, 1999 and December 31, 1998.....  3

     Condensed Statements of Operations - three month periods
     ended March 31, 1999 and 1998.......................................  4

     Condensed Statements of Cash Flows - three month periods ended
     March 31, 1999 and 1998.............................................  5

     Notes to Interim Condensed Financial Statements.....................  6

ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................  7

ITEM 3  Quantitative and Qualitative Disclosures of Market Risk.......... 17


PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. Changes in Securities and Use of Proceeds........................ 18

ITEM 4  Submission of Matters to a Vote of Security Holders.............. 18

ITEM 6  Exhibits and Reports on Form 8-K................................. 18

        Signatures....................................................... 20

        Exhibit Index.................................................... 21

PART I:    FINANCIAL  INFORMATION
ITEM 1      FINANCIAL  STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                     1999                  1998*
                                                                                     ----                  ----
ASSETS                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents.................................................       $  4,085               $  5,628
   Short-term investments....................................................         14,963                 12,906
   Contract revenue receivable...............................................            190                      7
   Prepaid expenses..........................................................            222                    128
   Other current assets......................................................            523                    444
                                                                                    --------               --------
       Total current assets..................................................         19,983                 19,113
   Long-term investments.....................................................          1,712                  5,579
   Property and equipment, net...............................................         11,090                 11,665
   Other assets..............................................................            816                    876
                                                                                    --------               --------
       Total assets..........................................................       $ 33,601               $ 37,233
                                                                                    ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................       $    607                    568
   Accrued compensation......................................................            262                    203
   Other accrued liabilities.................................................          1,101                  1,126
   Short-term obligations under capital lease................................             --                     89
   Current portion of long-term debt.........................................          2,066                  1,967
                                                                                    --------               --------
       Total current liabilities.............................................          4,036                  3,953
Deferred revenue.............................................................          1,518                  1,500
Long-term debt...............................................................          5,232                  5,802
                                                                                    --------               --------
       Total liabilities.....................................................         10,786                 11,255
                                                                                    --------               --------
Stockholders' equity:........................................................
   Common stock..............................................................             15                     15
   Additional paid-in capital................................................         46,831                 47,221
   Deferred compensation.....................................................         (2,285)                (2,970)
   Accumulated other comprehensive income....................................            (18)                   (52)
   Accumulated deficit.......................................................        (21,728)               (18,236)
                                                                                    --------               --------
       Total stockholders' equity............................................         22,815                 25,978
                                                                                    --------               --------
       Total liabilities and stockholders' equity............................       $ 33,601               $ 37,233
                                                                                    ========               ========

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                             1999             1998
                                                             ----             ----
                                                                  (unaudited)
Total revenues........................................     $ 1,937           $ 2,178
Expenses:
  Research and development............................       4,358             3,535
  General and administrative..........................       1,059               712
                                                           -------           -------
Total operating expenses..............................       5,417             4,247
                                                           -------           -------
Loss from operations..................................      (3,480)           (2,069)
Interest and other (expense)income, net...............         (12)              174
                                                           -------           -------
Net loss..............................................     $(3,492)          $(1,895)
                                                           =======           =======
Basic and diluted net loss per share..................      $(0.23)           $(0.65)
                                                           =======           =======
Shares used in computing basic and diluted net loss
per share.............................................      15,467             2,902
                                                           =======           =======

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           1999              1998
                                                                                           ----              ----
                                                                                                (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss.......................................................................           $(3,492)          $(1,895)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization.............................................               727               301
     Amortization of deferred compensation.....................................               244               251
     Share of loss in affiliate................................................                59                --
     Changes in operating assets and liabilities:
       Contract revenue receivable.............................................              (183)             (332)
       Prepaid expenses........................................................               (94)             (109)
       Other current assets....................................................               (79)              184
       Other assets............................................................                --               (75)
       Accounts payable........................................................                39            (1,114)
       Accrued compensation....................................................                59                35
       Other accrued liabilities...............................................               (25)              101
       Deferred revenue........................................................                18             1,322
                                                                                          -------           -------
Net cash used in operating activities..........................................            (2,727)           (1,331)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
     Capital expenditures......................................................              (152)           (1,451)
     Purchases of investments..................................................            (2,156)               --
     Sales and maturities of investments.......................................             4,000             5,591
     Cash contribution to affiliate............................................                --              (150)
                                                                                          -------           -------
Net cash provided by investing activities......................................             1,692             3,990

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Proceeds from issuance of common stock....................................                51                 2
     Principal payments on capital lease obligations...........................               (89)              (35)
     Repayment of debt financing...............................................              (470)               --
                                                                                          -------           -------
Net cash used in financing activities..........................................              (508)              (33)
                                                                                          -------           -------
Net (decrease) increase in cash and cash equivalents...........................            (1,543)            2,626
Cash and cash equivalents at beginning of period...............................             5,628             1,469
                                                                                          -------           -------
Cash and cash equivalents at end of period.....................................           $ 4,085           $ 4,095
                                                                                          =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid..................................................................           $   283           $     7
                                                                                          =======           =======

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 as included in the Company's annual report on Form 10-K. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  INVESTMENT IN AFFILIATE

    The Company's transactions with Cutanix, Inc., its skin-care affiliate, have not been material through March 31, 1999. The Company's share of losses in Cutanix for the three months ended March 31, 1999 was $59,000. As this is not material to the operations of the Company, it has been included within research and development costs.

4.  COMPREHENSIVE LOSS

    During the first quarter of 1999 and 1998, total Comprehensive loss amounted to $3.5 million and $1.9 million, respectively.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report and the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's early stage of development; technological uncertainties, uncertainty of preclinical and clinical trials, novel therapeutic approach, dependence upon collaborators, future capital needs; uncertainty of additional funding and dependence on licenses, patents and proprietary technology. These and other risks are described in the section labeled "Factors That May Affect Future Results," and in the Company's annual report on Form 10-K for the year ended December 31, 1998. Words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Overview

     The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving oxidative stress and inflammation. From inception through March 31, 1999, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $38.9 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through March 31, 1999 of $21.7 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

     In June 1995, the Company entered into a collaborative agreement with Astra AB ("Astra"), a multinational pharmaceutical company based in Sweden for the research, development and marketing of NRT-related drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the Astra agreement, Astra has agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. Additionally, Astra bears the costs of its development work under the Astra agreement. The $6 million annual research reimbursement will expire and is renewable at Astra's discretion in June 2000. Astra received exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. The Company retains worldwide manufacturing rights for the active ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through March 31, 1999, the Company recognized $31.1 million of revenue under the Astra agreement.

     The Company expects to continue to incur net operating losses through at least the next several years as it continues to expand its research and development programs, including preclinical and clinical studies, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. The Company also expects its results of operations to vary significantly from quarter to quarter. Quarterly operating results will depend upon many factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of receipt of milestone payments from new and existing collaborative partners, if any, the conduct and results of clinical trials and the timing of regulatory approvals, the timing of potential product introductions both in the United States and internationally and the cost to validate and operate manufacturing facilities.

Results of Operations

     Three Months Ended March 31, 1999 and 1998

     Substantially all of the Company's revenues have been derived from collaborative research and development agreements and National Institutes of Health ("NIH") grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three months ended March 31, 1999 and 1998 were $1.9 million and $2.2 million, respectively. In each of the three month periods, revenue consisted primarily of research support from Astra. The decrease in revenues for the three months ended March 31, 1999 compared to the same period in 1998 was primarily due to decreased manufacturing revenue earned in 1999 from Astra due to the timing of clinical trials for which the Company was manufacturing compound. In 1998, the Company manufactured compound for the stroke Phase IIa studies, and it plans to manufacture additional compound for later-stage stroke clinical trials in the future.

     Research and development expenses increased to $4.4 million in the three months ended March 31, 1999 from $3.5 million for the same period in 1998. The increase in expenses for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to increased clinical study costs in 1999 because of the increased activity in clinical studies in AIDS dementia, and to increased depreciation and amortization related to the newly constructed Santa Clara, California manufacturing facility. The Company expects its research and development expenses to increase as it undertakes new clinical programs and commences more advanced phases of its Parkinson's disease and AIDS dementia clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

     General and administrative expenses increased to $1.1 million in the three months ended March 31, 1999 from $712,000 for the same period in 1998 primarily due to higher costs in 1999 related to public relations, patent costs and increased administrative personnel. The Company expects that general and administrative expenses will increase in the future as a result of increased activity by the Company in corporate development and the addition of personnel and facilities required to support the expected future growth in research and development activities.

     Interest and other expense, net for the three months ended March 31, 1999 was $12,000, compared to approximately $174,000 of net interest and other income for the same period in 1998. This change was due to increased interest costs as a result of the Company's April 1998 $8.9 million debt financing, which was partially offset by increased interest earned on the larger cash balance resulting from the Company's stock offering in October 1998. The Company expects to continue to incur interest costs through the remainder of 1999 at approximately the same rate as in the three months ended March 31, 1999, and expects that its interest income will decrease as a result of decreased cash balances.

Liquidity and Capital Resources

     From inception through March 31, 1999, the Company has financed its operations primarily through $37.0 million generated from corporate collaborations, $41.7 million received from private placements and underwritten offerings of equity securities, $8.9 million obtained from a debt financing and $1.9 million from NIH grant funding. As of March 31, 1999, the Company had approximately $20.8 million in cash, cash equivalents and investment securities, compared to $24.1 million at December 31, 1998.

     The Company's operations used $2.7 million and $1.3 million of cash in the three months ended March 31, 1999 and 1998, respectively. These uses of cash primarily reflect the Company's net loss for such periods and changes in the Company's operating assets and liabilities, including deferred compensation, over such periods.

     The Company's investing activities provided $1.7 million and $4.0 million of cash in the three months ended March 31, 1999 and 1998, respectively. This primarily reflected sales and maturities of securities in which the Company has invested its cash prior to use, offset in part by purchases of securities in the three months ended March 31, 1999 and purchases of property and equipment in the three months ended March 31, 1998. Additions to property and equipment were $152,000 for the three months ended March 31, 1999 compared with $1.5 million for the same period in 1998. The decreased spending in 1999 was primarily due to the completion of construction in 1998 of the Company's Santa Clara, California manufacturing facility.

     Financing activities used $508,000 of cash in the three months ended March 31, 1999 and $33,000 of cash in the three months ended March 31, 1999. The cash used in financing activities is primarily attributable to repayment of debt and payments of capital lease obligations. The increase for the three months ended March 31, 1999, compared to the same period in 1998, is due primarily to the use of cash in 1999 to make payments due under the $8.9 million debt financing completed in April 1998.

     The Company believes that its current resources will be sufficient to meet its capital requirements for at least the next twelve months. However, there can be no assurance that the Company will not require additional funds during this period to continue its research and development programs and to enter into and sustain preclinical and clinical testing. The Company's capital requirements depend on numerous factors, including the progress of the Company's research and development programs, manufacturing activities, revenues or investments from collaborators, the scope and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approval, competing technological and market developments, changes in the Company's existing research relationships and the ability of the Company to establish additional collaborative and other arrangements. The Company anticipates that in the future it will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of its products. There can be no assurance that any additional funding will be available to the Company or, if available, that it will be on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish certain material rights to its potential products on terms that it might otherwise find unacceptable.

Year 2000 Compliance

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using dates beginning with the Year 2000 are a known risk. The Company has established procedures for evaluating and managing the internal risks and costs associated with this problem and is in the process of upgrading or replacing software that is not Year 2000 compliant. The Company anticipates that this process will be completed by the end of the third quarter of 1999. Although the Company's assessment is continuing, it believes that resolving these matters will not have a material adverse effect on its financial condition or results of operations.

     The Company is also assessing the possible effect on its operations of the Year 2000 readiness of critical third-parties, such as collaborative partners and suppliers of products and services. For instance, the Company has contacted its collaborative partner and they have confirmed that they have an active Year 2000 compliance program. The Company expects that by the end of the third quarter of 1999, it will contact the contract research organizations ("CROs") that conduct its clinical studies and assess their state of readiness with Year 2000 compliance. Should these CROs not be ready for the Year 2000, there could be delays in clinical trials and issues with the validity of trial results, which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is developing contingency plans to identify alternative vendors should significant third parties fail to adequately address Year 2000 issues. This plan is expected to be completed by the end by the third quarter of 1999. There can be no assurance that such plans will fully mitigate any such failures or problems. Furthermore, there may be certain critical third parties, such as collaborative partners, CROs, utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

     Although it is difficult to estimate the total costs of implementing a Year 2000 compliance plan, the Company's preliminary estimate is that such costs will total less than $100,000. However, although management believes its estimates are reasonable, there can be no assurance that the actual costs of implementing the Year 2000 compliance plan will not differ materially from the estimated costs. The Company has incurred approximately $60,000 through March 31, 1999 on this project. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed onto this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the year 2000 project are not expected to materially impact operating results in any one period.

     The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans is in progress and will be developed in detail and expanded through the end of the third quarter of 1999. A substantial portion of the Company's Year 2000 compliance issues are software or information technology ("IT") issues, which appear to be resolvable either by upgrading or replacing non-Year 2000 compliant software. The Company is currently evaluating the non-IT issues, which are not anticipated to be material. The Company believes Year 2000 noncompliance by its critical third party relationships, such as collaborative partners, CROs, utilities, and others may be the most reasonably likely worst case scenario. Management is currently assessing the nature and level of this risk to the Company.

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

     As a result, the Company may not be able to produce any commercially viable products, and this would seriously harm the Company.

     Uncertainty of Preclinical and Clinical Trials.

     The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products and will require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. Most of the diseases and disorders being targeted by the Company are highly complex. Their causes are not fully known, and there are no widely accepted in vitro or in vivo models of these diseases and disorders. The Company tests potential compounds in a number of models that are believed to provide useful information about the compound, but these models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in these models can be subject to different interpretations, and the Company's interpretation may not be correct. Some of the Company's lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. Currently, the Company's Parkinson's disease, AIDS dementia and stroke product candidates are in Phase IIa clinical trials. All other product candidates are in various stages of preclinical testing or research. The results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. The Company's ongoing clinical trials may not be completed, clinical trials of the Company's other products under development may not be permitted, or if permitted, may not be completed, and clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. The
Company's potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. In addition, the Company's products may not ultimately obtain approval to be marketed from the FDA or similar foreign marketing approvals for any indication. Any compound that is approved may not be capable of being produced in commercial quantities at a reasonable cost or of being successfully marketed. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm the Company.

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

     Novel Therapeutic Approach.

     The Company's product development efforts center around its family of NRTs that the Company believes protect against the damaging effects of oxidation and inflammation caused by oxidative stress. Initially, the Company has targeted neurodegenerative diseases and disorders where it believes that oxidative stress is a major cause of neuronal damage, and it has recently expanded its research and development efforts into other areas, including arthritis, myocardial infarction, inflammatory bowel disease and ophthalmic disorders. The Company's novel approach has not been widely studied, the mechanisms of action of its technology and compounds are not well understood, and many of the diseases and disorders being targeted by the Company do not have widely accepted in vitro or in vivo models. In addition, the role of oxidative stress in these diseases and disorders is not fully known. Accordingly, the Company's approach, technologies or product candidates may not prove to be successful. Moreover, the Company is focusing on new treatments for conditions that are also the subject of research and development by other companies. The Company's competitors may succeed in developing products that are more efficacious, more cost-effective or safer than the Company's product candidates. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

     Dependence Upon Collaborators.

     The Company's strategy for the development and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company currently has a collaborative arrangement with Astra (the "Astra Agreement") for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of Astra may not be, or may not remain, aligned with those of the Company. Astra may not successfully perform its development, regulatory compliance or marketing functions, and this collaboration may not continue. Astra has recently completed a merger with Zeneca Group PLC to form Astra Zeneca PLC. It is possible that this merger could affect Astra's product development priorities and its relationship with the Company. The Company's revenues to date have consisted primarily of research and development support from Astra under the Astra Agreement, and to a significantly lesser extent from Lundbeck under the now terminated Lundbeck agreement and from U.S. government research grants. The Company may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and any such collaborative arrangements may not be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake research and development activities at its own expense, which would significantly increase its capital requirements and limit the programs that it is able to pursue. In addition, the Company may encounter significant delays in introducing its products into some markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

     The Company cannot control the amount and timing of resources that its collaborative partners devote to the Company's programs or potential products, which can vary because of factors unrelated to the potential product. Collaborative participation will depend not only on the achievement of research and development objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. These strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would seriously harm the Company. Astra has the ability under the Astra Agreement to terminate the Astra Agreement, in whole or in part, upon twelve months notice, and can terminate research funding and the Company's manufacturing rights under the Astra Agreement if more than 30% of the Company's voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. Future agreements with collaborative partners, if any, may provide such partners with similar termination rights that are disadvantageous to the Company. If Astra or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. For example, in March 1998, Lundbeck terminated its agreement (the "Lundbeck Agreement") with the Company for the development and marketing of drugs to treat Parkinson's disease. Disputes may arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the research, development and commercialization of certain product candidates or could require or result in litigation or arbitration. This would be time consuming and expensive, and would seriously harm the Company.

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

     Additional funding may not be available to the Company on reasonable terms, if at all. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish material rights to its potential products on terms that it might otherwise find unacceptable.

     Dependence on Licenses, Patents and Proprietary Technology.

     The Company exclusively licenses certain core technology related to its NRTs from the University of Kentucky Research Foundation ("UKRF") and the Oklahoma Medical Research Foundation ("OMRF"), subject to very limited exceptions. The Company will be obligated to pay royalties on products, if any, incorporating this or other licensed technology. The Company may be required to obtain additional licenses to patents or other proprietary rights from third parties. Any licenses required under any patents or proprietary rights may not be available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to redesign products or methods, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

     The Company's success will depend to a significant degree on its ability to obtain, maintain and enforce patent protection for its products and manufacturing processes or license rights to applicable patents, preserve its trade secrets and operate without infringing the proprietary rights of third parties both in the United States and other countries. The degree of patent protection afforded to pharmaceutical and biomedical inventions is uncertain and involves complex legal and factual questions. As a result, the breadth of claims allowed in pharmaceutical and biomedical patents cannot be predicted.
The product candidates important to Centaur are subject to these uncertainties. The Company has ongoing research efforts and expects to seek additional patents covering this research in the future. Patent applications relating to the Company's potential products or technology may not result in patents being issued. The Company's current patents, as well as any that may be issued in the future, may not afford adequate protection to the Company, and may not provide a competitive advantage. In addition, any of the Company's patents may be challenged, invalidated or infringed. In the past, in order to increase the value of the protection afforded by certain patents it had licensed, the Company has initiated actions in the United States Patent and Trademark Office ("PTO") to amend these already issued patents. The Company is engaged in one such action now, and this action or any future action may not be successful. Furthermore, others may independently develop similar products or processes, duplicate any of the Company's products or, if patents are issued to the Company, design around these patents. In addition, litigation, which would result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. In some cases, the Company is dependent upon third parties for the prosecution of patents and patent applications for technology that the Company licenses, such as the core technology related to its NRTs licensed from UKRF and OMRF. Failure of these third parties to effectively prosecute these patents could seriously harm the Company.

     Competitors of the Company may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There is a substantial backlog of pharmaceutical and biomedical patent applications at the PTO. Accordingly, the time at which the Company's or its competitors' patent applications may issue as patents cannot be predicted. Patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in scientific or patent literature often lag behind the actual discoveries. Thus, the Company cannot be sure that it has been or will be the first to discover the subject matter covered by its patent applications or patents or that it was the first to file patent applications for its inventions. The Company may, therefore, have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, either of which could result in substantial cost to the Company.

     The Company's success will also depend, in part, on its not infringing patents issued to others and not breaching the technology licenses upon which the Company's products are based. If the Company's product candidates are found to infringe upon the patents of others, or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of its potential products could be severely restricted or prohibited. In this event, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. Such licenses may not be available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or it may be unable to develop, manufacture or sell such products. In addition, the breach of an existing or future license may seriously harm the Company.

     The Company has received correspondence from the lawyers for an individual who has obtained certain patents related to the use of phenyl butyl nitrone ("PBN") and related compounds and which include claims related to specified reactions of these compounds with certain free radicals. PBN is a commercially available material that is known to react with free radicals in certain environments. The Company's founders used PBN in their early research. The correspondence alleges that certain of the Company's compositions and methodologies may fall within the scope of this individual's patents, and that the practice of such by the Company would constitute infringement. Subsequent discussions and correspondence between the Company and this individual have not resulted in a resolution of this matter. The Company does not believe that these patents seriously harm its ability to develop and commercialize its products. If, however, the Company is required to defend against charges of patent infringement or breach of a license or to protect its own proprietary rights against this individual or other third parties, the Company may incur substantial costs and could lose rights to develop or market certain products and/or enforce certain patents.

     The Company also seeks to protect its proprietary technology, including technology which may not be patented or patentable, by confidentiality agreements and, if applicable, invention assignment agreements with its collaborators, advisors, employees and consultants. These agreements may be breached, the Company may not have adequate remedies for any breach and the Company's trade secrets may otherwise be disclosed to, or discovered by, competitors. In addition, these collaborators, advisors, employees and consultants may assert rights to intellectual property arising out of their research.

     The Company has received grants from the U.S. National Institutes of Health to fund various of its projects. These grants give the U.S. government certain rights to license for its own use inventions resulting from funded work, and rights in very limited circumstances to grant others the right to use these inventions. The Company's proprietary position may be seriously harmed should the government exercise these rights.

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

     There have been no material changes in the reported market risks since December 31, 1998.

Part II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

  Not applicable.


ITEM 2:  Changes in Securities

     Use of Proceeds The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The aggregate net offering proceeds to the Company from the underwritten offering after deducting expenses were approximately $13.6 million. The Company expects to use the net proceeds of the offering to fund its research and development programs not covered by Astra, for capital expenditures, and for general corporate purposes, including working capital. From the effective date of the Registration Statement to March 31, 1999, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

     (i)   Temporary investment in marketable securities, $11.1 million; and
     (ii)  Working capital, $2.5 million.

ITEM 3.  Defaults Upon Senior Securities

     Not applicable.


ITEM 4.  Submission of Matters To A Vote Of Security Holders

     Not applicable.


ITEM 5.  Other Information.

     Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following exhibits are filed herewith:

               Exhibit
               Number      Exhibit Title
               ------      -------------

               27.01       Financial Data Schedule

          (b)  Reports on Form 8-K


     The Company did not file a report on Form 8-K during the period ended March 31, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTAUR PHARMACEUTICALS, INC.
                              (Registrant)


                                 /s/ Brian D. Frenzel
     May 14, 1999.            By:__________________________________________
                                 Brian D. Frenzel
                                 President and CEO


                                 /s/ Lucy O. Day
                              By:__________________________________________
                                 Lucy O. Day
                                 Chief Financial Officer and
                                 Treasurer (Chief Accounting Officer)

                         Centaur Pharmaceuticals, Inc.
                                 EXHIBIT INDEX

NO.                 EXHIBIT
---                 -------

27.1                FINANCIAL DATA SCHEDULE, MARCH 31, 1999