Form 10-Q
period 1999-06-30
CENTAUR PHARMACEUTICALS INC
filed 1999-08-13
CIK 911369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                        -----------------------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                     or

[_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________

                      Commission File Number: 333-57165

                        -----------------------------

                        CENTAUR PHARMACEUTICALS, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                    77-0304313
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)



                              484 Oakmead Parkway
                          Sunnyvale, California 94086
                   (Address of principal executive offices)

                                (408) 822-1600
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 15,566,875 as of July 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CENTAUR PHARMACEUTICALS, INC.

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I:   FINANCIAL INFORMATION

ITEM 1   Financial Statements--Unaudited

    Condensed Balance Sheets--June 30, 1999 and December 31, 1998.........................................     3

    Condensed Statements of Operations--three and six month periods ended June 30, 1999
     and 1998.............................................................................................     4

    Condensed Statements of Cash Flows--six month periods ended June 30, 1999
     and 1998.............................................................................................     5

    Notes to Interim Condensed Financial Statements.......................................................     6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations............     7

ITEM 3   Quantitative and Qualitative Disclosures of Market Risk..........................................    16

                                       PART II:   OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds........................................................    17

ITEM 4   Submission of Matters to a Vote of Security Holders..............................................    17

ITEM 6   Exhibits and Reports on Form 8-K.................................................................    17

    Signatures............................................................................................    18

    Exhibit Index.........................................................................................    19

PART I:   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.

                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                        June 30,        December 31,
                                                                                          1999             1998 *
                                                                                    ----------------  ----------------
                                                                                               (Unaudited)

                                      ASSETS
               ------------------------------------------------------

Current assets:
  Cash and cash equivalents..........................................................      $  4,062          $  5,628
  Short-term investments.............................................................        14,449            12,906
  Contract revenue receivable........................................................            19                 7
  Prepaid expenses...................................................................           296               128
  Other current assets...............................................................           411               444
                                                                                           --------          --------
     Total current assets............................................................        19,237            19,113
  Long-term investments..............................................................            --             5,579
  Property and equipment, net........................................................        10,512            11,665
  Other assets.......................................................................           757               876
                                                                                           --------          --------
     Total assets....................................................................      $ 30,506          $ 37,233
                                                                                           ========          ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------------------------

Current liabilities:
     Accounts payable................................................................      $    429          $    568
     Accrued compensation............................................................           284               203
     Other accrued liabilities.......................................................         1,160             1,126
     Short-term obligations under capital lease......................................            --                89
     Current portion of long term debt...............................................         2,144             1,967
                                                                                           --------          --------
         Total current liabilities...................................................         4,017             3,953
Deferred revenue.....................................................................         1,618             1,500
Long-term debt.......................................................................         4,666             5,802
                                                                                           --------          --------
         Total liabilities...........................................................        10,301            11,255
Stockholders' equity:
     Common stock....................................................................            16                15
     Additional paid in capital......................................................        46,546            47,221
     Deferred compensation...........................................................        (1,706)           (2,970)
     Accumulated other comprehensive income..........................................           (38)              (52)
     Accumulated deficit.............................................................       (24,613)          (18,236)
                                                                                           --------          --------
         Total stockholders' equity..................................................        20,205            25,978
                                                                                           --------          --------
         Total liabilities and stockholders' equity..................................      $ 30,506          $ 37,233
                                                                                           ========          ========

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)



                                                                                  Three Months              Six Months
                                                                                 Ended June 30,           Ended June 30,
                                                                             -----------------------  ----------------------
                                                                                1999         1998        1999        1998
                                                                             -----------  ----------  ----------  ----------
                                                                                   (unaudited)             (unaudited)

Total revenues..........................................................        $ 1,943     $ 1,446     $ 3,879     $ 3,624

Operating expenses:
  Research and development..............................................          3,674       3,365       7,973       6,900
  General and administrative............................................          1,056         814       2,114       1,526
                                                                                -------     -------     -------     -------
Total operating expenses................................................          4,730       4,179      10,087       8,426
                                                                                -------     -------     -------     -------

Loss from operations....................................................         (2,787)     (2,733)     (6,208)     (4,802)

Share of losses in affiliate............................................            (59)       (132)       (118)       (132)

Interest and other (expense) income, net................................            (39)        (14)        (51)        160
                                                                                -------     -------     -------     -------

Net loss................................................................        $(2,885)    $(2,879)    $(6,377)    $(4,774)
                                                                                =======     =======     =======     =======

Basic and diluted net loss per share....................................         $(0.19)     $(0.99)     $(0.41)     $(1.64)
                                                                                =======     =======     =======     =======

Shares used in computing basic and diluted net loss per share...........         15,563       2,910      15,515       2,906
                                                                                =======     =======     =======     =======

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 For the Six
                                                                                                 Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
                                                                                              1999          1998
                                                                                          ------------  ------------
                                                                                                 (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss..............................................................................      $(6,377)      $(4,774)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization......................................................        1,454           604
     Amortization of deferred compensation..............................................          467           614
     Share of losses in affiliate.......................................................          118            43
     Changes in operating assets and liabilities:
        Contract revenue receivable.....................................................          (12)           51
        Prepaid expenses................................................................         (168)          154
        Other current assets............................................................           33           (75)
        Other assets....................................................................           --          (181)
        Accounts payable................................................................         (139)       (1,021)
        Accrued compensation............................................................           82            64
        Other accrued liabilities.......................................................           34           104
        Deferred revenue................................................................          118         1,488
                                                                                              -------       -------
           Net cash used in operating activities........................................       (4,390)       (2,929)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..................................................................         (301)       (2,459)
  Purchases of investments..............................................................       (2,100)       (7,671)
  Sales and maturities of investments...................................................        6,150         9,109
  Cash contribution to affiliate........................................................           --          (105)
                                                                                              -------       -------
           Net cash provided by (used in) investing activities..........................        3,749        (1,126)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock................................................          123            12
  Principal payments on capital lease obligations.......................................          (89)          (75)
  Net proceeds from debt financing......................................................           --         8,878
  Repayment of debt financing...........................................................         (959)         (219)
                                                                                              -------       -------
           Net cash (used in) provided by financing activities..........................         (925)        8,596
                                                                                              -------       -------
Net (decrease) increase in cash and cash equivalents....................................       (1,566)        4,541
Cash and cash equivalents at beginning of period........................................        5,628         1,469
                                                                                              -------       -------
Cash and cash equivalents at end of period..............................................      $ 4,062       $ 6,010
                                                                                              =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.........................................................................      $   548       $   231
                                                                                              =======       =======

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 as included in the Company's annual report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. INVESTMENT IN AFFILIATE

     The Company's transactions with Cutanix, Inc., its skin-care affiliate, have not been material through June 30, 1999. The Company's share of losses in Cutanix for the six months ended June 30, 1999 was $118,000.

4. COMPREHENSIVE LOSS

     During the three months ended June 30, 1999 and 1998, total comprehensive loss amounted to $2.9 million and $2.9 million, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive loss amounted to $6.4 million and $4.8 million, respectively. Total comprehensive loss was not materially different from reported losses as unrealized gains or losses on available-for-sale securities were not significant during these periods.

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

Overview

     The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving ischemia/reperfusion and inflammation. From inception through June 30, 1999, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $40.9 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through June 30, 1999 of $24.6 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

     In June 1995, the Company entered into a collaborative agreement with AstraZeneca PLC ("AstraZeneca") to research, develop and market drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the AstraZeneca agreement, AstraZeneca agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. Additionally, AstraZeneca bears the costs of its development work under the AstraZeneca agreement. The $6 million annual research reimbursement will expire in June 2000, although it may be extended by AstraZeneca in its discretion. AstraZeneca receives exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. The Company retains worldwide manufacturing rights for active pharmaceutical ingredients and an option to obtain certain co-promotion rights in the United States for five years. Through June 30, 1999, the Company recognized $32.6 million of revenue under the AstraZeneca agreement.

     The Company expects to continue to incur net operating losses through at least the next several years as it continues to expand its research and development programs, including preclinical and clinical studies, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. The Company also expects its results of operations to vary significantly from quarter to quarter. Quarterly operating results will depend upon many factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of receipt of milestone payments from new and existing collaborative partners, if any, the conduct and results of clinical trials and the timing of regulatory approvals, the timing of potential product introductions both in the United States and internationally and the cost to validate and operate manufacturing facilities.

Results of Operations

Three and Six Months Ended June 30, 1999 and 1998

     Substantially all of the Company's revenues have been derived from collaborative research and development agreements and National Institutes of Health ("NIH") grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three and six months ended June 30, 1999 were $1.9 million and $3.9 million, respectively, compared to revenues of $1.4 million and $3.6 million for the corresponding
periods in 1998.   In each of the six month periods, revenue consisted primarily of research support from AstraZeneca and research grants from the NIH. There were no signing or milestone payments recognized during these periods. The increase in revenues for the three and six months ended June 30, 1999 compared to the same period in 1998 was primarily due to increased NIH grant revenue. This increase was partially reduced by decreased manufacturing revenue earned in 1999 from AstraZeneca as manufacturing of drug compound for the stroke Phase IIa clinical studies was completed in 1998.

     Research and development expenses increased to $3.7 million and $8.0 million in the three and six months ended June 30, 1999 from $3.4 million and $6.9 million for the same periods in 1998. The increase in expenses for the three and six months ended June 30, 1999, compared to the same periods in 1998 was primarily due to increased external clinical study costs in 1999 resulting from the fourth quarter of 1998 initiation of Phase IIa clinical studies of the Company's compound for AIDS dementia. Additionally, the November 1998 completion of the Santa Clara, California manufacturing facility resulted in increased 1999 depreciation and amortization expenses. The Company expects its research and development expenses to increase as it undertakes new clinical programs and commences more advanced phases of its Parkinson's disease and AIDS dementia clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

     General and administrative expenses increased to $1.1 million and $2.1 million in the three and six months ended June 30, 1999 from $814,000 and $1.5 million for the same periods in 1998, primarily due to increased expenses of operating as a public reporting company beginning in October 1998 and increased patent activity. The additional costs of public reporting included public relations, legal and financial printing costs. The Company expects that general and administrative expenses will increase in the future as a result of increased activity by the Company in corporate development and the addition of personnel and facilities required to support the expected future growth in research and development activities.

     Interest and other expense, net for the three and six months ended June 30, 1999 was $39,000 and $51,000, respectively, compared to approximately $14,000 of net interest and other expense and $160,000 of net interest and other income for the same periods in 1998. This change was due to increased interest costs as a result of the Company's $8.9 million debt financing in April 1998, which was partially offset by increased interest earned on the larger cash balance resulting from the Company's stock offering in October 1998. The Company expects to continue to incur interest costs through the remainder of 1999 at approximately the same rate as in the six months ended June 30, 1999, and expects that its interest income will decrease as a result of decreased cash balances.

Liquidity and Capital Resources

     From inception through June 30, 1999, the Company has financed its operations primarily through $41.7 million received from private placements and underwritten offerings of equity securities, $38.5 million generated from corporate collaborations, $8.9 million (net) obtained from a debt financing and $2.5 million from NIH grant funding. As of June 30, 1999, the Company had approximately $18.5 million in cash, cash equivalents and investment securities, compared to $24.1 million at December 31, 1998.

     The Company's operations used $4.4 million and $2.9 million of cash in the six months ended June 30, 1999 and 1998, respectively. These uses of cash primarily reflect the Company's net loss for such periods and changes in the Company's operating assets and liabilities and deferred revenue over such periods.

     The Company's investing activities provided $3.7 million of cash in the six months ended June 30, 1999 and used $1.1 million of cash in the six months ended June 30, 1998. This primarily reflected sales and maturities of securities in which the Company has invested its cash prior to use, offset in part by purchases of securities in the six months ended June 30, 1999 and purchases of property and equipment in the six months ended June 30, 1998. Additions to property and equipment were $301,000 for the six months ended June 30, 1999 compared with $2.5 million for the same periods in 1998. The decreased capital spending in 1999 was primarily due to the completion of construction in 1998 of the Company's Santa Clara, California manufacturing facility.

     Financing activities used $925,000 of cash in the six months ended June 30, 1999 and provided $8.6 million of cash in the six months ended June 30, 1998. The cash used in financing activities is primarily attributable to repayment of debt and payments of capital lease obligations. The increased use of cash in debt repayments for the six months ended June 30, 1999, compared to the same period in 1998, is due primarily to payments due under the $8.9 million debt financing completed in April 1998.

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

Year 2000 Compliance

     Centaur recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using dates beginning with the Year 2000 are a known risk. Centaur has established procedures for evaluating and managing the internal risks and costs associated with this problem and has substantially completed any upgrade or replacement of software that is not Year 2000 compliant.

     Centaur is also assessing the possible effect on its operations of the Year 2000 readiness of critical third-parties, such as collaborative partners and suppliers of products and services. For instance, we have contacted our collaborative partner and they have confirmed that they have an active Year 2000 compliance program. We expect that by the end of the third quarter of 1999, we will contact the contract research organizations, or CROs, that conduct our clinical studies and assess their state of readiness with Year 2000 compliance. Should our CROs not be ready for the Year 2000, there could be delays in clinical trials and issues with the validity of trial results. This could seriously harm our business and results of operations. By the end of the third quarter of 1999, Centaur anticipates completing contingency plans to identify alternative vendors should significant third parties fail to adequately address Year 2000 issues. These plans may not fully mitigate any such failures or problems. Furthermore, there may be certain critical third parties, such as collaborative partners, CROs, utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

     Centaur has incurred approximately $80,000 through June 30, 1999 on implementing a Year 2000 compliance plan. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed onto this project. Centaur does not believe that the redeployment of existing staff will seriously harm its business or results of operations. In addition, Centaur does not expect incremental expenses related to the Year 2000 project to significantly impact its operating results in any one period.

     Centaur has not yet fully developed a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans is in progress and will be developed in detail and expanded through the end of the third quarter of 1999. A substantial portion of Centaur's Year 2000 compliance issues are software or information technology ("IT") issues, which appear to be resolvable either by upgrading or replacing non-Year 2000 compliant software. Centaur has evaluated the non-IT issues, which are not expected to be significant. Centaur believes Year 2000 noncompliance by our critical third party relationships, such as collaborative partners, CROs, utilities, and others may be the most reasonably likely worst case scenario. Centaur is currently assessing the nature and level of this risk.

     Although Centaur is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of critical third party systems, it still may experience serious unanticipated negative consequences and/or significant costs caused by undetected errors or defects in such systems or by its failure to adequately prepare for the results of these errors or defects, including costs of any related litigation. These consequences could seriously harm Centaur's business and results of operations.

             FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Centaur Is In The Development Stage And Is Subject To Technological
Uncertainties.

     We were incorporated in March 1992 and are in an early stage of development. All of our potential products are in early stages of research, development or testing, and no revenues have been generated from the sale of our products. We do not expect any products resulting from our research and development efforts to be commercially available for at least several years.
Our potential products will require substantial additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. Our product development efforts may not progress as expected, if at all. In addition, our products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that:

     . Our product candidates will not receive FDA approval or equivalent approvals outside the United States;

     . any or all of our product candidates will be found to be unsafe or ineffective;

     . our products will be difficult to manufacture on a large scale or uneconomical to market;

     . our products will not gain market acceptance;

     . proprietary rights of third parties will preclude us from marketing such products; and

     . third parties will market superior or more cost-effective products.

     As a result, we may not be able to produce any commercially viable products, and this would seriously harm us.

Our Target Diseases Are Complex And The Results Of Our Clinical Trials Are Uncertain.

     Most of the diseases and disorders that we are targeting are highly complex. Their causes, and the extent of oxidative stress involvement in such diseases and disorders, are not fully known, and there are no widely accepted "in vitro" or "in vivo" models of such diseases and disorders. We test potential compounds in a number of models that we believe provide useful information about the compound, but it is possible that any or all of these models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in these models can be subject to different interpretations, and our interpretation may not be correct. Some of our lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. The results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. Our ongoing clinical trials may not be completed, and clinical trials of our products under development may not be permitted, or if permitted, may not be completed. In addition, clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. Our potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm us.

     The ability to undertake and complete clinical trials in a timely manner depends on the enrollment of patients that meet the required criteria of the clinical trial. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical studies. Delays in planned patient enrollment in future clinical trials may result in increased costs, program delays or both, which could seriously harm us.

Our Products Are Based On A Novel Therapeutic Approach.

     Centaur's product development efforts center around its family of NRTs that we believe protect against the damaging effects of oxidation and inflammation caused by oxidative stress. Our novel approach has not been widely studied, the mechanisms of action of our technology and compounds are not well understood, and many of the diseases and disorders being targeted by us do not have widely accepted "in vitro" or "in vivo" models. Accordingly, our approach, technologies or product candidates may not prove to be successful.

Centaur Relies On Third Parties To Develop, Market, Distribute And Sell Its Potential Products And Those Third Parties May Not Perform.

     Our strategy for the development and commercialization of our products requires that we maintain and enter into collaborations with corporate partners, licensors, licensees and others. We may not be able to enter into any new collaborative arrangements, and our current and any future collaborative arrangements may not be successful.

     We currently have a collaborative arrangement with AstraZeneca for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of AstraZeneca may not be, or may not remain, aligned with our interests and motivations. AstraZeneca may not successfully perform its development, regulatory compliance or marketing functions, and this collaboration may not continue. The AstraZeneca merger has recently been completed and it is possible that this merger could affect AstraZeneca's product development priorities and its relationship with us. Our revenues to date have consisted primarily of research and development support from AstraZeneca. We may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and any such collaborative arrangements may not be successful. To the extent that we are not able to maintain or establish these arrangements, we would be required to undertake such activities at our own expense, which would significantly increase our capital requirements and limit the programs that we are able to pursue. In addition, we may encounter significant delays in introducing our products into certain markets or find that the development, manufacture or sale of our products in such markets is adversely affected by the absence of such collaborative agreements.

     We cannot control the amount and timing of resources that our collaborative partners devote to our programs or potential products, which can vary because of factors unrelated to the potential product. Collaborative participation will depend on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside our control. These strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. Our collaborative partners may develop, either alone or with others, products that compete with the development and marketing of our products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of our technology, which would seriously harm us.

     AstraZeneca has the right to terminate its agreement with us, upon twelve months notice, and can terminate research funding and Centaur's manufacturing rights under the agreement if more than 30% of our voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. AstraZeneca's obligation to provide Centaur with research funding terminates as of June 30, 2000.

     If AstraZeneca or any future collaborative partner breaches or terminates their agreements with us or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and we will be required to devote additional resources to product development and commercialization or terminate certain development programs.

For example, in March 1998, Lundbeck terminated its agreement with us for the development and marketing of drugs to treat Parkinson's disease.

     Disputes may arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and us could lead to delays in the research, development and commercialization of certain product candidates or could require or result in litigation or arbitration. This would be time consuming and expensive, and would seriously harm us.

Centaur May Need Additional Financing And Cannot Be Certain Of Obtaining It.

     Centaur has generated no product revenue, and none is expected for at least several years. We believe that our current resources will be sufficient to meet our capital requirements for at least the next twelve months. We anticipate that in the future, we will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development grants, collaborative relationships or otherwise, prior to the commercialization of any of our products. Our capital requirements depend on numerous factors, including

     . the progress of our research and development programs, including clinical trials;

     . the establishment of additional collaborative relationships, if any;

     . the status of our existing collaborative relationship;

     . the cost and pace of manufacturing scale-up;

     . the development of sales and marketing activities, if undertaken by us;

     . the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

     . competing technological and market developments.

     Additional funding may not be available to us on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, we may be required to significantly curtail our research and development programs, including clinical trials, or enter into arrangements that may require us to relinquish certain material rights to our potential products on terms that it might otherwise find unacceptable.

Centaur Has A History Of Operating Losses And May Not Ever Be Profitable.

     Centaur has incurred losses since its inception and as of June 30, 1999, had an accumulated deficit of $24.6 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, our now terminated agreement with Lundbeck and U.S. government research grants. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

Centaur's Products May Not Receive FDA Approval; Centaur Is Subject To Comprehensive Government Regulation

     Centaur's research, development, manufacturing, preclinical and clinical testing, labeling, distribution, advertising, marketing, promotion and sales activities, as well as the operations of its current and any future collaborators, are subject to extensive regulation by numerous government authorities in the United States and other countries. Our potential products require governmental approvals for commercialization, which have not yet been obtained. Regulatory approvals may not be obtained within a reasonable period of time, if at all, and any approved labeling may have significant limitations pertaining to the conditions of use. We do not expect that applications for FDA approval for the marketing and sale of any of our products will be submitted to the FDA for at least several years. The approval process, which includes preclinical and clinical testing to establish safety and efficacy of the product, can take many years and requires the expenditure of substantial funds and other resources. Centaur has had only limited experience in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals for investigations, and no experience in obtaining FDA and other regulatory approvals for marketing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in regulatory policies for drug approval during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by us and our ability to generate commercial product revenues.

     Additionally, the Phase I and IIa clinical studies for our stroke drug candidate were conducted by AstraZeneca in Europe. These studies are not required to be conducted under an FDA Investigational New Drug application and accordingly the FDA may not accept the studies to support regulatory filings in the United States.

     Even if regulatory approval is obtained, Centaur, any marketed product, and its manufacturing facilities would be subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, Centaur or its facilities may result in restrictions, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions and/or withdrawals of regulatory approvals, product recalls, prohibitions against manufacture, distribution, sales and/or marketing, operating restrictions and criminal prosecution of a company and/or its officers and employees. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of hazardous materials. Any violations of, and cost of compliance with, these laws and regulations could seriously harm us.

Centaur Is Dependent On Its Patents And Other Intellectual Property; If Centaur's Intellectual Property Protection Proves Inadequate, Or If Centaur's Compounds Are Found To Infringe The Intellectual Property Of Others, Centaur Could Be Materially Harmed.

     Our success will depend to a significant degree on our ability to obtain, maintain and enforce patent protection for our products and manufacturing processes or license rights to applicable patents, preserve our trade secrets and operate without infringing the proprietary rights of third parties both in the United States and other countries. The degree of patent protection afforded to pharmaceutical and biomedical inventions is uncertain and involves complex legal and factual questions. As a result, the breadth of claims allowed in pharmaceutical and biomedical patents cannot be predicted. Patent applications relating to our potential products or technology may not result in patents being issued. Our current patents, as well as any that may be issued in the future, may not afford adequate protection to us, and may not provide a competitive advantage. In addition, any of our patents may be challenged, invalidated or infringed. Furthermore, others may independently develop similar products or processes, duplicate any of our products or, if patents are issued to us, design around such patents. In addition, litigation, which would result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of third parties. In certain cases, we depend on third parties to prosecute patents and patent applications for technology that we license, such as the core technology related to our NRTs licensed from the University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation. Failure of these third parties to effectively prosecute these patents could seriously harm us.

     Our success will also depend, in part, on our not infringing patents issued to others and not breaching the technology licenses upon which our products are based. If our product candidates are found to infringe upon the patents of others, or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In such event, we may be required to obtain licenses to patents or other proprietary rights of third parties. Such licenses may not be available on terms acceptable to us, if at all. If we do not obtain licenses, we could encounter significant delays in product market introductions while we attempt to design around such patents or other rights, or we may be unable to develop, manufacture or sell such products. In addition, the breach of an existing or future license may seriously harm us.

     Our competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. There is a substantial backlog of pharmaceutical and biomedical patent applications at the PTO. Accordingly, we cannot predict the time at which patent applications may issue as patents to us or to our competitors. Patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in scientific or patent literature often lag behind the actual discoveries. Thus, we cannot be certain that we have been or will be the first to discover the subject matter covered by our patent applications or patents or that we were the first to file patent applications for such inventions. We may, therefore, have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, either of which could result in substantial cost to us.

     We have received correspondence from the lawyers for an individual who has obtained certain patents related to the use of phenyl butyl nitrone, or PBN, and related compounds, and which include claims related to specified reactions of these compounds with certain free radicals. PBN is a commercially available material that is known to react with free radicals in certain environments. Our founders used PBN in their early research. The correspondence alleges that certain of our compositions and methodologies may fall within the scope of this individual's patents, and that the practice of such by us would constitute infringement. Subsequent discussions and correspondence between this individual and us have not resulted in a resolution of this matter. We do not believe that these patents seriously harm our ability to develop and commercialize our products. If, however, we are required to defend against charges of patent infringement, we may incur substantial costs, and could lose rights to develop or market certain products and/or enforce certain patents.

     We also seek to protect our proprietary technology by confidentiality agreements and, if applicable, invention assignment agreements with its collaborators, advisors, employees and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise be disclosed to, or discovered by, competitors. In addition, our collaborators, advisors, employees and consultants may assert rights to intellectual property arising out of their research.

     We have received grants from the U.S. National Institutes of Health to fund various of our projects. These grants give the U.S. government certain rights to license for its own use inventions resulting from funded work, and rights in certain very limited circumstances to grant others the right to use such inventions. Our proprietary position may be seriously harmed should the government exercise these rights.


Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

     There have been no material changes in the reported market risks since December 31, 1998.

Part II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

     Not applicable.

ITEM 2.   Changes in Securities

     Use of Proceeds The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The aggregate net offering proceeds to the Company from the underwritten offering after deducting expenses were approximately $13.6 million. The Company has used, and expects to continue to use, the net proceeds of the offering to fund its research and development programs not covered by AstraZeneca, for capital expenditures, and for general corporate purposes, including working capital. From the effective date of the Registration Statement to June 30, 1999, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

     (i)  Temporary investment in marketable securities, $11.1 million; and

     (ii) Working capital, $2.5 million.

ITEM 3.   Defaults Upon Senior Securities

     Not applicable.

ITEM 4.   Submission of Matters To A Vote Of Security Holders

     Not applicable.

ITEM 5.   Other Information.

     Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits
         The following exhibits are filed herewith:

        Exhibit
        Number            Exhibit Title
        -----             -------------
         27.01            Financial Data Schedule

     (b) Reports on Form 8-K

     The Company did not file a report on Form 8-K during the period ended June 30, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTAUR PHARMACEUTICALS, INC.
                                  (Registrant)


                                  By:         /s/   Brian D. Frenzel
                                            ------------------------------
August 13, 1999.
                                                    Brian D. Frenzel
                                                   President and CEO


                                  By:            /s/   Lucy O. Day
                                            ------------------------------
                                                       Lucy O. Day
                                              Chief Financial Officer and
                                          Treasurer (Chief Accounting Officer)

                        CENTAUR PHARMACEUTICALS, INC.

                                EXHIBIT INDEX

  No.                     Exhibit
--------                  -------
27.1      Financial Data Schedule, June 30, 1999