Form 10-Q
period 1999-09-30
CENTAUR PHARMACEUTICALS INC
filed 1999-11-15
CIK 911369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                       or

|_| TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission File Number: 333-57165

                             ----------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_|No

      The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 15,589,958 as of November 12, 1999.

================================================================================

                          CENTAUR PHARMACEUTICALS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

ITEM 1   Financial Statements--Unaudited

     Condensed Balance Sheets--September 30, 1999 and December 31, 1998 ..   3

     Condensed Statements of Operations--three and nine month
      periods ended September 30, 1999 and 1998...........................   4

     Condensed Statements of Cash Flows--nine month periods
      ended September 30, 1999 and 1998...................................   5

     Notes to Interim Condensed Financial Statements......................   6

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   7

ITEM 3   Quantitative and Qualitative Disclosures of Market Risk..........  15

                           PART II: OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds........................  16

ITEM 4   Submission of Matters to a Vote of Security Holders..............  16

ITEM 6   Exhibits and Reports on Form 8-K.................................  16

     Signatures...........................................................  17

     Exhibit Index........................................................  18

PART I:   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                          CENTAUR PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  December 31,
                                                          1999           1998 *
                                                        --------       --------
                                                       (Unaudited)

                          ASSETS

Current assets:
    Cash and cash equivalents ......................    $  4,660       $  5,628
    Short-term investments .........................      10,679         12,906
    Contract revenue receivable ....................          25              7
    Prepaid expenses ...............................         540            128
    Other current assets ...........................         346            444
                                                        --------       --------
       Total current assets ........................      16,250         19,113
    Long-term investments ..........................          --          5,579
    Property and equipment, net ....................       9,986         11,665
    Other assets ...................................         683            876
                                                        --------       --------
       Total assets ................................    $ 26,919       $ 37,233
                                                        ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
       Accounts payable ............................    $    569       $    568
       Accrued compensation ........................         297            203
       Other accrued liabilities ...................       1,155          1,126
       Short-term obligations under capital lease ..          --             89
       Current portion of long term debt ...........       2,224          1,967
                                                        --------       --------
                Total current liabilities ..........       4,245          3,953
Deferred revenue ...................................       1,625          1,500
Long-term debt .....................................       4,079          5,802
                                                        --------       --------
         Total liabilities .........................       9,949         11,255
Stockholders' equity:
       Common stock ................................          16             15
       Additional paid in capital ..................      46,511         47,221
       Deferred compensation .......................      (1,443)        (2,970)
       Accumulated other comprehensive income (loss)         (13)           (52)
       Accumulated deficit .........................     (28,101)       (18,236)
                                                        --------       --------
         Total stockholders' equity ................      16,970         25,978
                                                        --------       --------
         Total liabilities and stockholders' equity     $ 26,919       $ 37,233
                                                        ========       ========

      * The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                          CENTAUR PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Three Months                    Nine Months
                                                      Ended September 30,             Ended September 30,
                                                    ------------------------        ------------------------
                                                      1999            1998            1999            1998
                                                    --------        --------        --------        --------
                                                           (unaudited)                     (unaudited)

Total revenues ..............................       $  1,729        $  1,570        $  5,609        $  5,194

Operating expenses:
    Research and development ................          4,128           3,065          12,101           9,965
    General and administrative ..............            982             967           3,097           2,493
                                                    --------        --------        --------        --------
Total operating expenses ....................          5,110           4,032          15,198          12,458
                                                    --------        --------        --------        --------

Loss from operations ........................         (3,381)         (2,462)         (9,589)         (7,264)

Share of losses in affiliate ................            (73)            (89)           (191)           (220)

Interest and other (expense) income, net ....            (34)           (112)            (85)             47
                                                    --------        --------        --------        --------

Net loss                                            $ (3,488)       $ (2,663)       $ (9,865)       $ (7,437)
                                                    ========        ========        ========        ========

Basic and diluted net loss per share ........       $  (0.22)       $  (0.90)       $  (0.64)       $  (2.54)
                                                    ========        ========        ========        ========

Shares  used in  computing  basic and diluted
net loss per share ..........................         15,574           2,973          15,535           2,928
                                                    ========        ========        ========        ========

                             See accompanying notes

                          CENTAUR PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For the Nine
                                                                    Months Ended
                                                                    September 30,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------
                                                                     (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss ...........................................       $ (9,865)       $ (7,437)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization ...................          2,209             899
       Amortization of deferred compensation ...........            652             967
       Share of losses in affiliate ....................            191             220
       Changes in operating assets and liabilities:
          Contract revenue receivable ..................            (18)           (196)
          Prepaid expenses .............................           (412)             58
          Other current assets .........................             98            (940)
          Other assets .................................              1             (83)
          Accounts payable .............................              1          (1,128)
          Accrued compensation .........................             94              58
          Other accrued liabilities ....................             29              90
          Deferred revenue .............................            125           1,575
                                                               --------        --------
              Net cash used in operating activities ....         (6,895)         (5,917)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Capital expenditures ...............................           (529)         (3,374)
    Purchases of investments ...........................         (2,055)         (8,355)
    Sales and maturities of investments ................          9,900          12,119
    Cash contribution to affiliate .....................             --            (145)
                                                               --------        --------
              Net cash provided by investing activities           7,316             245

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .............            166              12
    Principal payments on capital lease obligations ....            (89)            (77)
    Net proceeds from debt financing ...................             --           9,159
    Repayment of debt financing ........................         (1,466)           (937)
                                                               --------        --------
              Net cash (used in) provided by financing
              activities ...............................         (1,389)          8,157
                                                               --------        --------
Net (decrease) increase in cash and cash equivalents ...           (968)          2,485
Cash and cash equivalents at beginning of period .......          5,628           1,469
                                                               --------        --------
Cash and cash equivalents at end of period .............       $  4,660        $  3,954
                                                               ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ......................................       $    797        $    550
                                                               ========        ========
    Income tax refund ..................................       $     --        $    498
                                                               ========        ========

                             See accompanying notes

                          CENTAUR PHARMACEUTICALS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 as included in the Company's annual report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2. USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. INVESTMENT IN AFFILIATE

      The Company's transactions with Cutanix, Inc., its skin-care affiliate, have not been material through September 30, 1999. The Company's share of losses in Cutanix for the nine months ended September 30, 1999 was $191,000.

4. COMPREHENSIVE LOSS

      During the three months ended September 30, 1999 and 1998, total comprehensive loss amounted to $3.5 million and $2.7 million, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive loss amounted to $9.9 million and $7.4 million, respectively.

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

Overview

      The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving ischemia/reperfusion, inflammation and aging. From inception through September 30, 1999, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $42.6 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through September 30, 1999 of $28.1 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

      In June 1995, the Company entered into a collaborative agreement with AstraZeneca PLC ("AstraZeneca") to research, develop and market drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the AstraZeneca agreement, AstraZeneca agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. Additionally, AstraZeneca bears the costs of its development work under the agreement. The $6 million annual research reimbursement will expire in June 2000, although it may be extended by AstraZeneca at its discretion. AstraZeneca receives exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. The Company retains worldwide manufacturing rights for active pharmaceutical ingredients and an option to obtain certain co-promotion rights in the United States for five years. Through September 30, 1999, the Company recognized $34.1 million of revenue under the AstraZeneca agreement.

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

Results of Operations

Three and Nine Months Ended September 30, 1999 and 1998

      Substantially all of the Company's revenues have been derived from collaborative research and development agreements and National Institutes of Health ("NIH") grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three and nine months ended September 30, 1999 were $1.7 million and $5.6 million, respectively, compared to revenues of $1.6 million and $5.2 million for the corresponding periods in 1998. In each of the nine month periods, revenue consisted primarily of research support from AstraZeneca and research grants from the NIH. There were no signing or milestone payments recognized during these periods. The increase in revenues for the three and nine months ended September 30, 1999 compared to the same period in 1998 was primarily due to increased NIH grant revenue. This increase was partially offset by decreased manufacturing revenue earned in 1999 from AstraZeneca as manufacturing of drug compound for the stroke Phase IIa clinical studies was completed in 1998.

      Research and development expenses increased to $4.1 million and $12.1 million in the three and nine months ended September 30, 1999 from $3.1 million and $10.0 million for the same periods in 1998. The increase in expenses for the three and nine months ended September 30, 1999, compared to the same periods in 1998 was primarily due to increased external clinical study costs in 1999 resulting from the initiation of Phase IIa clinical studies of the Company's compound for AIDS dementia in the fourth quarter of 1998. Additionally, the November 1998 completion of the Santa Clara, California manufacturing facility resulted in increased depreciation, amortization and facility related expenses in 1999. The Company expects its research and development expenses to increase as it undertakes new clinical programs and commences more advanced phases of its Parkinson's disease and AIDS dementia clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

      General and administrative expenses increased to $982,000 and $3.1 million in the three and nine months ended September 30, 1999 from $967,000 and $2.5 million for the same periods in 1998, primarily due to increased expenses of operating as a public reporting company beginning in October 1998 and increased patent activity. The additional costs of public reporting included public relations, legal and financial printing costs. The Company expects that general and administrative expenses will increase in the future as a result of increased activity by the Company in corporate development and the addition of personnel and facilities required to support the expected future growth in research and development activities.

      Interest and other expense, net, for the three and nine months ended September 30, 1999 was $34,000 and $85,000, respectively, compared to approximately $112,000 of net interest and other expense and $47,000 of net interest and other income for the same periods in 1998. This change was due to increased interest costs as a result of the Company's $8.9 million debt financing in April 1998, which was partially offset by increased interest earned on the larger cash balance resulting from the Company's stock offering in October 1998. The Company expects to continue to incur interest costs through the remainder of 1999 at approximately the same rate as in the nine months ended September 30, 1999, and expects that its interest income will decrease as a result of decreased cash balances.

Liquidity and Capital Resources

      From inception through September 30, 1999, the Company has financed its operations primarily through $41.7 million received from private placements and underwritten offerings of equity securities, $40.1 million generated from corporate collaborations, $8.9 million obtained from a debt financing and $2.7 million from NIH grant funding. As of September 30, 1999, the Company had approximately $15.3 million in cash, cash equivalents and investment securities, compared to $24.1 million at December 31, 1998.

      The Company's operations used $6.9 million and $5.9 million of cash in the nine months ended September 30, 1999 and 1998, respectively. These uses of cash primarily reflect the Company's net loss for such periods and changes in the Company's operating assets and liabilities and deferred revenue over such periods.

      The Company's investing activities provided $7.3 million and $245,000 of cash in the nine months ended September 30, 1999 and 1998, respectively. This primarily reflected sales and maturities of securities in which the Company has invested its cash prior to use, offset in part by purchases of securities in the nine months ended September 30, 1999 and both purchases of securities and of property and equipment in the nine months ended September 30, 1998. Additions to property and equipment were $529,000 for the nine months ended September 30, 1999 compared with $3.4 million for the same period in 1998. The decreased capital spending in 1999 was primarily due to the completion of construction in 1998 of the Company's Santa Clara, California manufacturing facility.

      Financing activities used $1.4 million of cash in the nine months ended September 30, 1999 and provided $8.2 million of cash in the nine months ended September 30, 1998. The cash used in financing activities is primarily attributable to repayment of debt and payments of capital lease obligations. The increased use of cash in debt repayments for the nine months ended September 30, 1999, compared to the same period in 1998, is due primarily to payments due under the $8.9 million debt financing completed in April 1998.

      The Company believes that its current resources will be sufficient to meet its capital requirements for at least the next twelve months. The Company intends to seek additional funding through a combination of private and public equity financing, and revenues from new and existing collaborations. The Company cannot be certain additional funds will be available on satisfactory terms when needed. If the Company is unable to raise additional necessary capital, the Company has plans to curtail their operations significantly. The Company's capital requirements depend on numerous factors, including the progress of the Company's research and development programs, manufacturing activities, revenues or investments from collaborators, the scope and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approval, competing technological and market developments, changes in the Company's existing research relationships and the ability of the Company to establish additional collaborative and other arrangements. The Company anticipates that in the future it will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of its products. There can be no assurance that any additional funding will be available to the Company or, if available, that it will be on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate additional funds are not available, the Company will be required to significantly curtail its research and development programs, including clinical trials, or enter into arrangements that may require the Company to relinquish certain material rights to its potential products on terms that it might otherwise find unacceptable.

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

      Centaur has assessed the possible effect on its operations of the Year 2000 readiness of critical third-parties, such as collaborative partners and suppliers of products and services. For instance, we have contacted our collaborative partner and they have confirmed that they have an active Year 2000 compliance program. We have contacted the contract research organizations, or CROs, that conduct our clinical studies to assess their state of readiness with Year 2000 compliance. Our CROs have implemented Year 2000 compliance programs and anticipate being compliant by year-end. Should our CROs not be ready for the Year 2000, there could be delays in clinical trials and issues with the validity of trial results. This could seriously harm our business and results of operations. Centaur has completed contingency plans to identify alternative vendors should significant third parties fail to adequately address Year 2000 issues. These plans may not fully mitigate any such failures or problems. Furthermore, there may be certain critical third parties, such as collaborative partners, CROs, utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

      Centaur has incurred approximately $80,000 through September 30, 1999 on implementing a Year 2000 compliance plan. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed onto this project. Centaur does not believe that the redeployment of existing staff has harmed its business or results of operations. In addition, incremental expenses related to the Year 2000 project is not expected to significantly impact its operating results in any one future period.

      A substantial portion of Centaur's Year 2000 compliance issues are software or information technology ("IT") issues, which have been resolved by either by upgrading or replacing non-Year 2000 compliant software. Centaur has evaluated the non-IT issues, which are not significant. Centaur believes Year 2000 noncompliance by our critical third party relationships, such as collaborative partners, CROs, utilities, and others may be the most reasonably likely worst case scenario. Centaur has completed its assessment of the nature and level of this risk, and has developed a comprehensive contingency plan to address situations that may result if outside suppliers and service providers are unable to achieve Year 2000 readiness.

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

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Centaur Is In The Development Stage And Is Subject To Technological
Uncertainties.

      We were incorporated in March 1992 and are in an early stage of development. All of our potential products are in early stages of research, development or testing, and no revenues have been generated from the sale of our products. We do not expect any products resulting from our research and development efforts to be commercially available for at least several years. Our potential products will require substantial additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. Our product development efforts may not progress as expected, if at all. In addition, our products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that:

      o Our product candidates will not receive FDA approval or equivalent approvals outside the United States;

      o any or all of our product candidates will be found to be unsafe or ineffective;

      o our products will be difficult to manufacture on a large scale or uneconomical to market;

      o     our products will not gain market acceptance;

      o proprietary rights of third parties will preclude us from marketing such products; and

      o     third parties will market superior or more cost-effective products.

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

      We currently have a collaborative arrangement with AstraZeneca for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of AstraZeneca may not be, or may not remain, aligned with our interests and motivations. AstraZeneca may not successfully perform its development, regulatory compliance or marketing functions, and this collaboration may not continue. The AstraZeneca merger has recently been completed and it is possible that this merger could affect AstraZeneca's product development priorities and its relationship with us. Our revenues to date have consisted primarily of research and development support from AstraZeneca. We may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and any such collaborative arrangements may not be successful. To the extent that we are not able to maintain or establish these arrangements, we would be required to undertake such activities at our own expense, if at all, which would significantly increase our capital requirements and limit the programs that we are able to pursue. In addition, we may encounter significant delays in introducing our products into certain markets or find that the development, manufacture or sale of our products in such markets is adversely affected by the absence of such collaborative agreements.

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

Centaur Will Need Additional Financing And Cannot Be Certain Of Obtaining It.

      Centaur has generated no product revenue, and none is expected for at least several years. We anticipate that we will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development grants, collaborative relationships or otherwise, prior to the commercialization of any of our products. Our funding requirements depend on numerous factors, including

      o the progress of our research and development programs, including clinical trials;

      o     the establishment of additional collaborative relationships, if any;

      o     the status of our existing collaborative relationship;

      o     the cost and pace of manufacturing scale-up;

      o the development of sales and marketing activities, if undertaken by us;

      o the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

      o     competing technological and market developments.

      Additional funding may not be available to us on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate additional funds are not available, we will be required to significantly curtail our research and development programs, including clinical trials, or enter into arrangements that may require us to relinquish certain material rights to our potential products on terms that it might otherwise find unacceptable.

Centaur Has A History Of Operating Losses And May Not Ever Be Profitable.

      Centaur has incurred losses since its inception and as of September 30, 1999, had an accumulated deficit of $28.1 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, our now terminated agreement with Lundbeck and U.S. government research grants. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

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

Part II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

      Not applicable.

ITEM 2.   Changes in Securities

      Use of Proceeds

      The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The aggregate net offering proceeds to the Company from the underwritten offering after deducting expenses were approximately $13.6 million. The Company has used, and expects to continue to use, the net proceeds of the offering to fund its research and development programs not covered by AstraZeneca, for capital expenditures, and for general corporate purposes, including working capital. From the effective date of the Registration Statement to September 30, 1999, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

      (i) Temporary investment in marketable securities, $8.1 million; and

      (ii) Working capital, $5.5 million.

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

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          The following exhibits are filed herewith:

        Exhibit
        Number         Exhibit Title
        ------         -------------
         27.01         Financial Data Schedule

      (b) Reports on Form 8-K

      The Company did not file a report on Form 8-K during the period ended September 30, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTAUR PHARMACEUTICALS, INC.
                                        (Registrant)


                                        By: /s/ BRIAN D. FRENZEL
November 12, 1999.                          -------------------------------
                                            Brian D. Frenzel
                                            President and CEO


                                        By: /s/ LUCY O. DAY
                                            -------------------------------
                                            Lucy O. Day
                                            Chief Financial Officer, Treasurer
                                            and Secretary (Chief Accounting
                                            Officer)

                          CENTAUR PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX


No.                        Exhibit
---                        -------
27.01        Financial Data Schedule, September 30, 1999