Form 10-K405
period 1999-12-31
CENTAUR PHARMACEUTICALS INC
filed 2000-03-30
CIK 911369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999

                                       or

[_]TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from          to

                       Commission File Number: 333-96053

                               ----------------

                         CENTAUR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0304313
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

                              484 Oakmead Parkway
                          Sunnyvale, California 94086
                    (Address of principal executive offices,
                              including zip code)
                                 (408) 822-1600
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      none

          Securities registered pursuant to Section 12(g) of the Act:

                                      none

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $165,324,391 as of March 27, 2000, based upon the prices at which the Registrant's Common Stock was sold in recent transactions and the determination by the Registrant's Board of Directors of the fair market value of the Common Stock as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% of more of the outstanding Common Stock heave been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is necessarily a conclusive determination for other purposes. As of March 27, 2000, the Registrant had 17,500,000 outstanding shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CENTAUR PHARMACEUTICALS, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I

 ITEM 1.  BUSINESS......................................................     3

 ITEM 2.  PROPERTIES....................................................    19

 ITEM 3.  LEGAL PROCEEDINGS.............................................    19

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    19

                                 PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    20

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    21

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    22

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....    33

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    33

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    33

                                 PART III

 ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    34

 ITEM 11. EXECUTIVE COMPENSATION........................................    37

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ..............    41

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    44

                                 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K .....................................    46

 SIGNATURES..............................................................   48

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

ITEM 1. BUSINESS

Overview

   We are developing a novel class of small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply, known as ischemia/reperfusion, and inflammation. We believe that these disease processes create stress agents, and that these agents activate a cascade of events in and around cells, which can lead to cell damage and death. We believe that our compounds, which we refer to as NRTs, can modify the cellular response to these stress agents and significantly reduce the resulting cellular damage and death.

   Our most advanced programs target diseases affecting the brain such as acute cerebral stroke, Parkinson's disease, AIDS dementia and Alzheimer's disease. In collaboration with AstraZeneca PLC, a multinational pharmaceutical company based in Europe, a Phase IIa clinical study of an NRT, which we refer to as NXY-059, for the intravenous treatment of stroke has been completed in Europe. We are also independently conducting Phase IIa clinical studies in the United States of an orally administered NRT for the treatment of Parkinson's disease and AIDS dementia. We are working with AstraZeneca to develop an orally active lead compound for the treatment of Alzheimer's disease. We believe that the cascade of events initiated by stress agents is important in all of these diseases. Moreover, we believe that a broad range of other diseases involve these same processes. To evaluate these other opportunities, we are conducting preclinical programs to develop therapeutics for the treatment of arthritis and inflammatory bowel disease. We have also established a research program to evaluate the potential of NRTs to treat heart attacks.

Technology

   A wide variety of human diseases and disorders have been linked to cell damage caused by the interruption and subsequent restoration of blood supply, known as ischemia/reperfusion, and inflammation. These include acute conditions associated with the temporary loss of blood supply such as stroke or heart attacks and debilitating chronic diseases with which inflammation has been associated such as Parkinson's disease, AIDS dementia, Alzheimer's disease, arthritis and inflammatory bowel disease. We believe that the processes of blood supply interruption/restoration and inflammation create stress agents, such as free radicals and inflammatory mediators, and that these agents activate a cascade of events in and around cells which leads to cell damage and cell death. We believe that our NRT compounds can modify the cellular response to these stress agents and significantly reduce the resulting cellular damage and death.

   As people age, production of stress agents tends to increase and the ability of the body to cope with these agents decreases. As a result, the damaging effects of stress agents increase with age. The brain is especially sensitive to stress agents because it cannot replace damaged neurons and it has relatively weak defensive systems against stress agents. One of the consequences of this is that the production and release of relatively low levels of stress agents have an exaggerated effect on brain cells. Parkinson's disease and Alzheimer's disease are examples of age-associated brain diseases that involve the production of stress agents. In addition to brain diseases, arthritis and heart attack are conditions that are generally more severe in aged individuals.

   We believe that our NRTs reduce the cellular damage and cellular death caused by stress agents by preventing or modulating the activation of intracellular signaling cascades triggered by these agents, or by triggering or modulating other intracellular pathways that inhibit the effect of these agents. Signaling cascades within a cell determine which genes are activated at any point in time. Since they control gene expression they are as fundamental to the functioning of cells as the genes themselves. By modifying the intracellular signals generated when cells are exposed to stress agents, we believe that pathological responses can be controlled and the normal function of cells maintained.

   We have identified several ways in which we believe that NRTs regulate cells' response to stress agents, including:

  . suppressing signals that cause cells to produce inflammation inducing agents,

  . suppressing signals that cause cells to produce toxic agents that can damage or destroy cells, and

  .  altering cell signaling to favor cell survival.

   These properties may make it possible to treat acute conditions, like stroke, by administering NRTs several hours after the initial incident. In these circumstances, NRTs may be able to stop the escalating cascade of damage, thus slowing the production of harmful agents and toxins and reducing inflammation. Additionally, we believe that NRTs may be effective if given chronically for the treatment of certain degenerative and inflammatory conditions.

   Our technology is based on a proprietary library of small molecule pharmaceutical compounds, known as NRTs. This technology emerged from research begun in the 1980s by our scientific founders, Dr. John Carney, then at the University of Oklahoma, and Dr. Robert Floyd at the Oklahoma Medical Research Foundation, with PBN, a small organic molecule. Building on this foundation, over the past eight years we have investigated several different families of chemicals and synthesized hundreds of novel compounds, many of which have shown therapeutic potential. This drug discovery process has involved the systematic preclinical screening and modification of compounds to improve their safety and efficacy, and drug absorption and distribution profile, using a variety of screening methods and disease models.

   We view both acute and chronic conditions as attractive pharmaceutical development targets. Most acute conditions require drugs that can be administered through injection or intravenous solution in the ambulance or hospital emergency room to achieve rapid effectiveness and that are swiftly eliminated by the body after they have had their intended effect. Chronic conditions usually require drugs that are orally active so that they can be conveniently administered over a long period of treatment and preferably allow once or twice daily dosing.

   We believe that our proprietary NRTs have the following characteristics that may make them attractive as pharmaceutical candidates:

  . Preclinical Efficacy Profile. NRTs have demonstrated therapeutic effects in recognized animal models for our target diseases.

  . Toxicity Profile. NRTs have shown low toxicity in animal studies at dosage levels well above those that have demonstrated therapeutic effects in animal models of disease. NRTs have also been administered to human patients in Phase IIa clinical studies in stroke, Parkinson's disease and AIDS dementia, and no treatment-limiting side effects have been observed.

  . Oral Or Intravenous Administration. We have engineered NRTs for either oral or intravenous administration depending on the target indication.

  . Manufacturability. Because our NRTs are small organic compounds, they are relatively easy and inexpensive to manufacture compared to larger molecules.

  . Compatibility With Existing Therapeutics. Based on limited testing to date, we have observed little or no interaction between our drugs and existing therapies, and believe that most NRT drug candidates will prove to be compatible and administrable with other drugs.

Business Strategy

   We plan to apply our proprietary NRT technology to develop new treatments for a broad range of acute and chronic conditions associated with blood supply interruption/restoration and inflammation. The principal elements of our strategy are the following:

  . TARGET LARGE MARKETS WITH UNMET MEDICAL NEEDS. In selecting therapeutic opportunities, we target large pharmaceutical markets that are not adequately served by existing therapies. We initially focused on diseases of the brain because of their substantial unmet market needs and the brain's high degree of vulnerability to stress agents. More recently, we have expanded our drug discovery efforts to include applications outside the brain where blood supply interruption/restoration and inflammation are believed to play major roles, such as arthritis, inflammatory bowel disease and heart attack.

  . EMPHASIZE DRUG DISCOVERY AND EARLY STAGE DEVELOPMENT; PARTNER ACTIVITIES REQUIRING SUBSTANTIAL RESOURCES. We emphasize our research and early stage development capabilities, focusing on the discovery and screening of new drug candidates and the development of such candidates through early stage clinical trials. For later stage, larger and more complex clinical trials, and for worldwide marketing and distribution, we generally intend to seek strategic collaborations with large pharmaceutical companies, as we have established with AstraZeneca for stroke and Alzheimer's disease.

  . PROTECT PROPRIETARY POSITION WITH BROAD PATENT COVERAGE. We are building a strong domestic and international patent position protecting our NRT technology. Our proprietary position includes ownership of, or license rights to, 36 United States patents, 38 United States patent applications, 58 foreign patents and 209 foreign patent applications, covering NRTs and their use in oxidative tissue damage, degenerative diseases, inflammatory conditions and the aging process. We have an active program of patent application and prosecution to protect and expand our proprietary position in NRT-based compounds and therapies.

  . MAXIMIZE VALUE ADDED AND KNOW HOW THROUGH INTERNAL MANUFACTURING. Because NRTs can be produced by relatively simple manufacturing processes at relatively moderate cost, we have established, and are currently expanding, an internal manufacturing capability. We expect this capability to provide us with the ability to produce the volume of active ingredient of our product needed through the clinical trial process and early stage commercial sales, and positions us to realize manufacturing revenues. It also permits us to gain the knowledge and insights that come from developing and implementing production methods and affords us the potential to enhance our proprietary position.

Product Development Programs

   The table below summarizes the status of our principal product development programs:

                     Compound                          Commercialization
Indication             Name         Status(1)                Rights
----------           -------- ---------------------  ----------------------
Stroke               NXY-059  Phase IIa Completed(2) AstraZeneca/Centaur(3)
Parkinson's disease  CPI-1189 Phase IIa              Centaur
AIDS dementia        CPI-1189 Phase IIa              Centaur
Alzheimer's disease  N/A      Preclinical            AstraZeneca/Centaur(3)
Arthritis            N/A      Preclinical            Centaur
Inflammatory bowel
 disease             N/A      Preclinical            Centaur

--------
(1) "Phase IIa Completed" means that we have completed a controlled clinical trial of the compound in patients with the targeted disease for purposes of testing safety and tolerability and to collect pilot data on stroke recovery. "Phase IIa" means that we have completed Phase I clinical trials of the compound, and have commenced a controlled clinical trial in patients with the targeted disease for purposes of testing safety and evaluating preliminary efficacy information. "Preclinical" refers to projects that have progressed to the point of intensive laboratory and/or animal screening designed to select a lead compound from potential candidates. See "--Government Regulation" for more detail regarding these classifications.

(2) Performed in Europe under the European equivalent of an Investigational New Drug application, or IND. A U.S. IND was not submitted. We expect to use the trial results to support Phase IIb/III regulatory filings in the United States and other countries. We believe that AstraZeneca will initiate the Phase IIb/III trials, consisting of two parallel trials totaling over 3,000 patients in North America and Europe, in 2000.

(3) Our commercialization rights consist of worldwide manufacturing rights as to the active ingredient of our product and an option to acquire United States co-promotion rights. See "--AstraZeneca Alliance."

Clinical Programs

Stroke Program

   Stroke is classified into two major subtypes, ischemic and hemorrhagic. Ischemic stroke, which is the more common form, results when blood supply to the brain is interrupted by the blocking of a blood vessel. When the brain is deprived of blood for more than a few minutes, brain cells begin a process that, unless modified, will lead to their death. When blood supply is restored to the affected area, either through clearing of the obstruction or through collateral blood flow, it induces a cascade of stress agents that can accelerate cell death and trigger an inflammatory response causing further damage. This process can continue for many hours following blood restoration, resulting in a spreading region of damaged and dead brain cells. Patients may suffer loss of speech, muscle control and mental capacity and may become paralyzed, comatose or die depending on which region of the brain is impaired and the magnitude of the stroke. Hemorrhagic stroke is initiated by the rupture of vessels supplying blood to the brain, which then causes a secondary ischemic stroke. The resulting release of hemoglobin containing iron and other blood factors into the brain can initiate and propagate damaging stress agents, compounding the damage caused by the secondary ischemic stroke. As a result, hemorrhagic strokes are often more severe than ischemic strokes.

   Until recently, stroke was considered untreatable. The condition was monitored until the patient stabilized and rehabilitation was begun. In 1996, a blood clot dissolving agent, tissue plasminogen activator (tPA), was approved as a therapy for ischemic stroke in the United States. The use of tPA is intended to restore blood supply to the brain as quickly as possible. While early blood supply restoration has proven beneficial in ischemic stroke, it exposes tissue to oxygenated blood, which we believe can lead to a cascade of damaging stress agents. Other approaches under development by other companies to treat stroke utilize neuroprotective agents such as N-methyl-D-aspartate, or NMDA, ion-channel blockers, NMDA-receptor antagonists, calcium channel blockers and substrates for rebuilding damaged cells. The effectiveness of most of these approaches is limited by the short window of time following the stroke during which they must be administered, and some have serious side effects. In addition, a number of prophylactic therapies for stroke are currently available, such as surgery to enlarge narrowed blood vessels and the regular use of anticlotting agents such as aspirin and ticlopidine.

   We believe that NRTs may prove effective in treating stroke by neutralizing the damaging cascade initiated by stress agents, thereby protecting nerve cells from the damage associated with stroke. Data from preclinical studies suggest the therapeutic window of activity for NRTs may be significantly longer than for most other neuroprotective agents. This would be a major advantage in a disease in which patients may not arrive at the hospital for treatment for several hours. We also believe that it may be possible to develop an orally administered drug for prophylactic use by individuals considered at risk for stroke.

   In collaboration with AstraZeneca, we are developing NXY-059 for intravenous administration as a stroke drug. Preclinical studies in animal models indicate that NXY-059 reduced neurological and behavioral consequences of permanent and temporary blockages of blood vessels. Brain cell protection has been demonstrated in both the core of the brain lesion and the expanding zone at risk between the core and healthy tissue. Based on these animal studies, we believe that NXY-059 may be efficacious in humans when used up to six or more hours post-stroke. This compound yielded dose related brain cell protection at doses substantially below those that show any toxicity in animal models. Pursuant to the AstraZeneca agreement, AstraZeneca is to fund certain research, product development and clinical studies of the drug candidate. AstraZeneca conducted a Phase I clinical study of NXY-059 in Sweden for the purpose of testing safety and to obtain a drug absorption and distribution profile in healthy volunteers. This study, which included a total of 80 persons, was completed in 1998, and no treatment-limiting side effects were observed. AstraZeneca subsequently conducted a Phase IIa study of NXY-059 in Europe for the purpose of testing safety and tolerability and to collect pilot data on stroke recovery in acute stroke patients. No adverse side effects were observed in this trial, for any category of stroke. No significant trends in stroke recovery were observed. We believe, based on discussions with AstraZeneca, that AstraZeneca will initiate Phase IIb/III trials of NXY-059 in 2000 to obtain information about the efficacy of NXY-059, and to gather further information on safety. We expect the trials to consist of two parallel trials totaling over 3,000 patients in North America and Europe. AstraZeneca is also currently conducting an additional Phase I study to test safety and pharmaco-kinetics in renally-impaired patients.

   Stroke is the third leading cause of death and the most common cause of adult disability in the United States. There are approximately 500,000 new stroke victims each year in the United States. Nearly 150,000 of these victims die and over 100,000 suffer severe, permanent disability. Of the more than two million stroke survivors in the United States, two-thirds have some type of long term disability.

Parkinson's Diesease Program

   Parkinson's disease is a degenerative nervous system disorder caused by a shortage of the chemical messenger dopamine, which is essential to movement control. The disease results from the gradual depletion of dopamine producing cells located in the region of the brain that coordinates movement, known as the substantia nigra. Parkinson's disease symptoms generally begin later in life after roughly 80% of the cells in this region stop functioning properly. As these cells die, dopamine levels decline, and Parkinson's patients experience increasing difficulty initiating and controlling movement. Symptoms of Parkinson's disease include tremors, slowed movement, muscle rigidity and decreased range of motion. Impaired motor control is often accompanied by depression and/or dementia. Symptoms become progressively worse until the patient is totally incapacitated, typically over a 10 to 15 year period. If the patient does not die from other causes, Parkinson's disease eventually leads to death from loss of respiratory muscle control.

   Although the exact cause of Parkinson's disease is unknown, the disease is thought to arise from a combination of genetic susceptibility, long term exposure to natural and man-made toxins and brain inflammation.

   Currently available therapeutics and many products currently under development treat Parkinson's disease symptoms through dopamine replacement or by prolonging the effectiveness of the dopamine produced by the brain. These drugs elevate dopamine levels in the brain, but they do not address the underlying causes of Parkinson's disease. Consequently, they only relieve the symptoms of the disease, and, as the disease progresses, they tend to lose their effectiveness and may have dose limiting side effects. A number of companies are developing alternative therapeutic approaches. These approaches include the use of nerve growth factors and similarly acting compounds, compounds that promote the release of chemical messengers and dopamine cell transplantation. We believe that NRTs may prove effective in treating Parkinson's disease by protecting dopamine-producing cells from stress agents.

   We are developing an orally administered, once-a-day dose, neuroprotective NRT designated CPI-1189 to treat patients with Parkinson's disease. We have tested this compound in a number of preclinical models of brain inflammation and Parkinson's disease, and the compound has provided protection to dopamine producing cells. Drug distribution studies in animal models have demonstrated brain penetration while producing little toxicity at administered doses. We believe that CPI-1189's combination of positive effect in established animal models of Parkinson's disease and its drug absorption and distribution profiles suggest that it may prove effective in treating the progression of Parkinson's disease, including both motor dysfunction and mental deficiency.

   We have completed Phase I clinical studies of CPI-1189, primarily in the United States. The Phase I trial was designed to assess the compound's safety and drug absorption and distribution in healthy volunteers. In studies involving over 180 subjects, no treatment-limiting side effects were observed. We are currently conducting a Phase IIa clinical trial in 36 Parkinson's disease patients for the purpose of testing safety and evaluating preliminary efficacy information.

   There are over 500,000 Parkinson's disease cases in the United States and over four million worldwide. The onset of disease symptoms usually occurs between ages 50 and 65, although about 15% of patients develop symptoms in their 30s and 40s. We expect the number of Parkinson's disease cases to continue to grow due to demographic trends and the possible earlier diagnosis of the disease.

AIDS Dementia Program

   AIDS dementia refers to the debilitating neurological and cognitive impairments frequently associated with acquired immune deficiency syndrome, or AIDS. Symptoms of this condition include loss of memory, loss of motor control and behavioral abnormalities. We believe that AIDS dementia is caused by toxins and brain inflammation produced as a result of HIV infection. Some individuals with AIDS dementia develop a condition resembling Parkinson's disease.

   No effective treatment for AIDS dementia currently exists. Antiretroviral agents are sometimes used, but treatment response is frequently unsatisfactory. We believe that two compounds targeted for AIDS dementia are in Phase II or III clinical trials conducted by other companies.

   We are developing CPI-1189 for AIDS dementia because we believe that this compound could delay the occurrence and/or slow the progression of this disease. In laboratory tests using human brain cells, the compound has provided protection to cells from injury caused by toxins implicated in AIDS dementia. Further, CPI-1189 has provided protection to brain cells in animal models of AIDS dementia. CPI-1189 does not appear to increase the viability of HIV based on laboratory tests. In addition, it does not appear to suppress immune system function, based on standard rodent model tests. We believe that this compound may also be suitable for prophylactic use by HIV infected persons not yet exhibiting AIDS dementia.

   We initiated an AIDS dementia Phase I clinical trial of CPI-1189 in the United States in October 1997 in HIV infected individuals who were undergoing treatment with reverse transcriptase and protease inhibitor therapies. This trial is ongoing. No treatment-limiting side effects have been observed so far in this trial, just as none were observed when CPI-1189 was tested in our Parkinson's disease Phase I clinical trials. See "--Parkinson's Disease Program." We commenced a Phase IIa clinical trial in the fourth quarter of 1998 for the purpose of testing safety and evaluating preliminary efficacy information in 60 AIDS dementia patients. The Neuro AIDS Research Consortium, a group of eight hospitals that receives funding from the U.S. National Institute of Mental Health, is providing a substantial portion of the funding for this trial, and is playing a major role in the design and management of the trial.

   Although we generally intend to attempt to establish collaborations with larger pharmaceutical companies to develop and market our drug candidates, we may not need to do so to develop CPI-1189 for AIDS dementia. This is because we believe that the AIDS dementia market can be reached by a relatively small sales force, because we believe that a significant portion of the patient population tends to actively seek and adopt new treatments, and because we believe that AIDS dementia drug candidates may qualify for faster than normal regulatory consideration if clinical results are supportive. These factors could allow us to commercialize CPI-1189 for AIDS dementia without requiring the larger resources of a major pharmaceutical company.

   In the United States, over 750,000 individuals are infected with HIV, approximately one-third of whom have AIDS. Historically, approximately one-third of adults and one-half of children with AIDS developed neurological complications associated with AIDS dementia. New AIDS therapies, such as the use of protease inhibitors in combination with traditional reverse transcriptase inhibitors, appear to be effective in extending the life span of AIDS patients. It is not known whether the development of these new therapies will affect the prevalence of AIDS dementia, and, if so, whether the effect will be to increase the prevalence of the disease, due to the increase in the life span of AIDS patients, or to decrease the prevalence of the disease, due to the effect of the new therapies.

Pre-Clinical Programs

 Alzheimer's Disease Program

   Alzheimer's disease is a debilitating neurodegenerative disease which causes progressive loss of memory, ability to communicate, time and space orientation, and abstract thinking skills. Anxiety, depression and other changes in personality are also common symptoms of the disease. Later stage symptoms include loss of speech, loss of bladder control and total dependence on caregivers. If patients do not die of other causes during the course of the disease, Alzheimer's disease ultimately proves fatal. Several genetic factors have been identified as risk factors for the onset of Alzheimer's disease. Many hypotheses for the causes of neurodegeneration in Alzheimer's disease have been proposed by medical researchers. Recent studies suggest that brain inflammation is important to the onset and progression of Alzheimer's disease.

   Alzheimer's disease is distinguished from other dementias by the presence of protein deposits, known as B-amyloid plaques, and by tangles in the brain. When B-amyloid plaques comes into contact with brain tissue, they spontaneously generate stress agents and also causes the formation of sugar by-products, which produce additional stress agents. Brain inflammation occurs around the plaques characteristic of Alzheimer's disease, and inflammatory cells and mediators are typically found in brain regions affected by Alzheimer's disease. Retrospective studies indicate that users of nonsteroidal anti-inflammatory drugs such as ibuprofen have a lower incidence of Alzheimer's disease. Since NRTs appear to have the ability to modify the damaging cascade caused by stress agents, we believe that NRTs may prove to be effective in treating Alzheimer's disease.

   No effective treatment to significantly slow the progression of Alzheimer's disease is currently available. Treatments on the market and many of those under development focus on increasing the level of the chemical messenger acetylcholine in the brain. The only FDA approved pharmaceuticals to treat Alzheimer's disease enhance acetylcholine activity by inhibiting cholinesterase, an enzyme responsible for breaking down acetylcholine in the brain. These medications provide only limited symptomatic relief, and their side effects can be significant. A number of other products for the treatment of Alzheimer's disease are in clinical trials being conducted by other companies.

   Since there are no universally accepted models for Alzheimer's disease, we utilize a battery of tests looking for candidate drugs that succeed in a variety of disease models. Initial screens target compounds that prevent the death of cultured brain cells caused by inflammatory mediators. Later stage screens look for prevention of age-related decline in cognitive function in animals. Our objective has been to identify safe compounds that protect brain function. Several promising drug candidates have been identified, and further preclinical drug optimization is underway. AstraZeneca supports the research and the development of therapeutics for the treatment of Alzheimer's disease under the AstraZeneca agreement, which funding obligation expires June 2000. See "--AstraZeneca Alliance."

   Alzheimer's disease affects four million people in the United States. The incidence of Alzheimer's disease increases steadily with age, affecting approximately five percent of individuals aged 65 and over 40% of people at age
80. The elderly are the fastest growing population segment in the United
States.

 Arthritis Program

   Arthritis is a chronic inflammatory disease of the joints. Although there are many forms of arthritis, most patients suffer from either rheumatoid arthritis or osteoarthritis. Rheumatoid arthritis is an autoimmune disease that most often affects the joints of the hands, wrists or feet. It results in thickening and inflammation of the synovial membranes, and causes progressive damage to the joint capsule, cartilage and bone. The onset of rheumatoid arthritis is usually gradual, typically beginning between the ages of 25 and
50. The progress of the disease is unpredictable, with up to 50% of patients developing severe functional incapacity within ten years of initial diagnosis of the disease. Osteoarthritis, the more pervasive form, is an age-associated condition that results in joint pain and stiffness.

   Most current arthritis medications, including aspirin and other nonsteroidal anti-inflammatory drugs, decrease pain and swelling but do not prevent cartilage and bone destruction. Four new anti-inflammatories have recently been approved by the FDA. Two of these are members of a new family of drugs called specific cyclooxygenase-2 inhibitors, which are reported to have fewer side effects than earlier drugs. Other therapeutics for the treatment of joint destruction in arthritis include compounds that suppress the body's immune system, gold salts and compounds that block cell division, all of which can produce significant side effects, such as reduced white blood cell count and kidney and stomach damage. Many pharmaceutical and biotechnology firms have programs aimed at developing new arthritis therapeutics. Several of the new therapeutics under development are proteins intended to neutralize the effects of inflammatory cytokines such as tumor necrosis factor.

   Based on preclinical studies in established animal models of rheumatoid arthritis, we believe that our NRTs could prove to be effective therapeutics that reduce swelling and slow disease progression. Lead compounds have been identified and research toward the selection of a clinical candidate is underway.

   It is estimated that approximately 2 million people in the United States have rheumatoid arthritis and 16 million people in the United States, mostly over 65 years old, have osteoarthritis.

 Inflammatory Bowel Disease Program

   Inflammatory bowel disease, or IBD, a term used to describe Crohn's disease and ulcerative colitis, is a chronic inflammatory disorder of the gastrointestinal tract. The cause of IBD is unknown. The onset of IBD can occur at any age, but usually affects young adults, with women affected slightly more often than men. Possible causes of IBD include infectious agents, autoimmunity and inappropriate production of cytokines. The clinical symptoms of IBD include diarrhea, bleeding, fever, cramping, abdominal pain, malaise and weight loss. More severe symptoms may involve malnutrition, anemia, abscesses and other extraintestinal lesions, in the case of Crohn's disease, and life threatening complications such as acute dilatation of the colon, in the case of ulcerative colitis. Up to 40% of patients with IBD are at increased risk for developing gastrointestinal cancer.

   IBD is a chronic illness with a clinical course characterized by intense disease flares, periods of remission and then relapses. Therapeutically there are only a few drugs capable of reducing the inflammatory processes in this disorder, and most of these are severely limited by the frequency and severity of side effects. Approximately 25% of patients with IBD will eventually require surgical resection of the bowel. Even after surgery recurrence rates are high and multiple surgeries, particularly in Crohn's disease, are common.

   Based on preclinical efficacy studies in established animal models, we believe that our NRT technology could provide therapeutics that will slow IBD progression and promote healing. Lead compounds have been identified and our scientists are in the process of optimizing these compounds to identify a clinical candidate. Our program in IBD is currently supported by a grant from the U.S. National Institutes of Health.

   Approximately 1 million people in the United States suffer from IBD.

 Research Program

   We are also pursuing feasibility testing of proprietary NRTs as therapeutics for other indications in which stress agents may be a factor. The most extensive of these programs is for heart attack (myocardial infarction) and associated conditions, where we are currently working to develop a lead compound. Our research programs may receive increased government and collaborative partner funding should promising data result from the research underway at Centaur and in the laboratories of our sponsored academic collaborators.

   In addition to these research programs, we periodically evaluate other potential commercial applications of our NRT technology. We believe that many of the wide range of diseases involving blood supply interruption/restoration and inflammation may be treatable with compounds developed using our technology.

   In evaluating new product opportunities, we often leverage the efforts of our scientific staff with assistance from outside consultants, Scientific Advisory Board members and contract research organizations. This enables us to maintain a relatively small internal staff while evaluating a significant number of product opportunities. We also utilize U.S. National Institutes of Health Small Business Innovation Research grants to fund exploratory research.

AstraZeneca Alliance

   In June 1995, we entered into an agreement with AstraZeneca for the research, development and marketing of certain drugs to treat Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia. We are primarily responsible for research work under the AstraZeneca agreement, and AstraZeneca is primarily responsible for development work, including clinical trials. For a description of AstraZeneca's payment obligations to us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

   AstraZeneca was granted exclusive worldwide marketing rights to any products resulting from the alliance. We retain worldwide manufacturing rights for the active ingredient of the products. AstraZeneca has agreed to buy all of its requirements of such substance from us so long as we meet specified obligations, subject to specified exceptions intended to permit AstraZeneca to maintain a second source of supply. We also have an option to obtain co-promotion rights in the United States for five years for products covered by the AstraZeneca agreement. We and AstraZeneca have agreed to work exclusively with each other in the field of treating Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia using specified technology related to ours, subject to limited exceptions. In addition, we have provided AstraZeneca with a right of first negotiation to enter into agreements with us in other diseases of the central nervous system and have agreed not to commercialize certain compounds covered by the AstraZeneca agreement outside of the field of Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia.

   Our agreement with AstraZeneca expires on the later of 15 years after the first commercial sale of a licensed product, or the expiration of applicable patents, on a country-by-country basis. Additionally,

AstraZeneca can terminate the agreement either in whole or in part, without cause, upon 12 months notice. AstraZeneca may also terminate its research support obligations, and its obligation to purchase products from us, upon the acquisition by a third party engaged in the manufacture and/or sale of pharmaceutical products of more than 30% of our voting capital stock. In any event, AstraZeneca's research payment obligations to us expire as of June 30, 2000.

   The interests and motivations of AstraZeneca may not be, or may not remain, aligned with ours, AstraZeneca may not successfully perform its development, regulatory compliance or marketing functions, and its collaboration with us may not continue.

   Our strategy for the development, clinical trials and commercialization of our products includes maintaining our collaborative arrangement with AstraZeneca and establishing additional collaborations with partners, licensors, licensees and others. To the extent that we are unable to maintain or establish these collaborative arrangements, our research, development efforts and business would be harmed.

Patents, Trade Secrets And Licenses

   Protection of our proprietary rights is important for us to maintain our competitive position. We actively seek, when appropriate, protection for our products and proprietary information through United States and foreign patents. In addition, we rely upon trade secrets and contractual arrangements to protect proprietary information.

   We own 13 United States patents, 30 United States patent applications, 11 foreign patents and 143 foreign patent applications related to NRTs and their use as pharmaceuticals. We also hold exclusive license rights to 23 United States patents, 8 United States patent applications, 47 foreign patents and 66 foreign patent applications related to NRTs and their use as pharmaceuticals.

   Several of the patents and patent applications we license from the University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation, and certain related technology, were licensed pursuant to an agreement among us, the University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation in 1992. The underlying technology was primarily developed by our founders, Dr. John Carney, at the Universities of Oklahoma and Kentucky, and Dr. Robert Floyd, at the Oklahoma Medical Research Foundation. This agreement grants us exclusive worldwide rights to the covered patents and technology, subject to very limited exceptions. In exchange, we agreed to pay royalties and sublicense fees to the licensors, as well as pay the patent costs related to the subject technology. This agreement requires us to make minimum payments of $25,000 per year until a New Drug Application, or an NDA, is approved by the FDA, and $100,000 per year thereafter. In connection with this agreement, Drs. Carney and Floyd transferred 200,000 shares of our common stock to the University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation, respectively.

   We are obligated by this agreement to use reasonable efforts to bring one or more licensed products to market. The agreement expires on the later of July 2007 or the expiration of the last to expire patent. The University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation have entered into a similar license with AstraZeneca that may be used only if this agreement or our agreement with AstraZeneca is terminated under specified conditions, including breach by us.

   In January 1998, we entered into an additional license agreement with the Oklahoma Medical Research Foundation pursuant to which we received an exclusive worldwide license to specified additional patents and technology, subject to very limited exceptions. In exchange, we paid a license initiation fee to the Oklahoma Medical Research Foundation and agreed to pay certain royalties. The agreement requires us to make minimum royalty payments of $10,000 per year, as well as specified milestone payments. We are obligated to use reasonable efforts to bring one or more licensed products to market. The agreement expires on the later of January 1, 2013 or the expiration of the last to expire patent.

   Much of our technology and many of our processes depend upon the knowledge, experience and skills of our scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside Centaur. These agreements also generally require disclosure and assignment to us of ideas, developments, discoveries and inventions. These agreements may not effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information. Furthermore, in the absence of patent protection, our business may be harmed by competing technologies that others may independently develop.

   Our success will also depend in part on our not infringing patents issued to others. If our product candidates are found to infringe upon the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In this regard, we have received correspondence from the lawyer for an individual that alleges that certain of our compositions and methodologies may fall within the scope of patents owned by this individual. Although we do not believe that these patents seriously harm our ability to develop and commercialize our products, we cannot be certain of this. See "Factors That May Affect Future Results of Operations--We may be subject to claims for infringement of the intellectual property of third parties or for breach of the technology licenses upon which our products are based which, with or without merit, could be costly and time consuming to defend or settle, and if adversely decided could materially harm us."

Cutanix--Skin Care Affiliate

   Because of the anti-inflammatory properties of NRT compounds, we believe that these compounds could be effective in treating various diseases and disorders of the skin, including dermatitis, psoriasis and photoaging. In January 1998, we exclusively licensed all of our current and future technology, for use in the field of dermatology, cosmetics and other skin care applications, to a newly formed company, Cutanix Corporation, which has undertaken a research program to identify compounds which could be developed into dermatological drugs or cosmetics. The license agreement provides that either Centaur or Cutanix may obtain the exclusive right to use our compounds, with some exceptions, by agreeing to take actions to develop the compound. Accordingly, Cutanix could obtain exclusive rights to a compound that we might otherwise choose to develop. In addition, we and Cutanix agreed that we would be the exclusive supplier of NRT active compounds to Cutanix at a cost-based purchase price. Each party has rights to terminate the exclusivity of this supply relationship.

   As of December 31, 1999, we owned 48% of the outstanding stock of Cutanix. We and two other principal stockholders of Cutanix have agreed to vote for one representative of each on the Board, subject to certain limited exceptions, and have also agreed that certain major corporate actions will require the approval of 75% of the members of the Board of Directors, all for a period of ten years. One of our directors, who is also our acting chief operating officer, is a director and major stockholder, and the chief executive officer, of Cutanix. See "Certain Relationships and Related Transactions--Other Transactions".

Research Collaborations

   We sponsor research at a number of institutions to augment our internal resources. We have worked with scientists at the University of Kentucky and the Oklahoma Medical Research Foundation through sponsored research contracts and research collaborations since 1992. The research at the University of Kentucky was conducted by Dr. Carney until he joined us as Chief Technical Officer in June 1996. The ongoing research at the Oklahoma Medical Research Foundation is conducted by Dr. Floyd, one of our directors, in the fields of free radical chemistry and mechanisms of drug action.

   We sponsor a research program with the Neuroscience Institute of The Queen's Medical Center in Honolulu, Hawaii. The research program is conducted under the direction of Professor Bo Siesjo, M.D., Ph.D., and is aimed at understanding the role of stress agents in neurodegeneration and neuroinflammation and the neuroprotective mechanisms of NRT action. We previously sponsored a similar research program with Dr. Siesjo while he was at the University of Lund in Sweden. In addition, we have research collaborations with the Universite d'Aix Marseille (medicinal chemistry); the Department of Ophthalmology and Neuroscience Center-Louisiana State University (preclinical studies in NRT mechanisms of action in arthritis and myocardial ischemia); the Department of Chemistry-University of Florida (medicinal chemistry); the Department of Pharmacology-University of North Texas Health Science Center (preclinical studies in brain aging and cognition) and other academic research institutions.

Manufacturing

   We have completed the construction of a 30,000 square foot manufacturing facility in Santa Clara, California. A portion of the facility is designed to manufacture compounds for clinical trials and is licensed by the California Department of Health Services and in production, while the remainder of the facility is designed to manufacture compounds for commercial sale and is currently undergoing the California licensing process. This facility is expected to be sufficient to permit us to produce the volume of product needed through the clinical trial process and for early commercial sales, and positions us to realize manufacturing revenues. This facility also permits us to gain the knowledge and insights about our products and technology that result from developing and implementing the production methods, and affords us the potential to enhance our proprietary position. In order to satisfy later commercial needs, we will need to further expand our facilities, procure a larger facility and/or enter into arrangements with third-party manufacturers.

Competition

   The pharmaceutical industry is subject to intense competition and rapid and significant technological change. Our competitors are numerous in the United States and abroad and include pharmaceutical and biotechnology companies, universities and other research institutions. Many of these companies and institutions are actively engaged in activities similar to ours, including research and development of products for stroke, Parkinson's disease, AIDS dementia, Alzheimer's disease and arthritis. While we believe that our products will offer significant advantages over available products, currently marketed products often have a significant competitive advantage over new entrants. If regulatory approvals are received, some of our potential products will compete with well-established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. Our products under development may not be able to compete successfully with existing therapies or with products under development by our competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than us, and some of these competitors may compete with us in establishing development and marketing agreements with pharmaceutical companies. In addition, many of our competitors have greater experience than us in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals. Our competitors may succeed in obtaining FDA approval for products sooner than us.

Government Regulation

   The preclinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, promotion and advertising of our products and our research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA and state regulations in the United States and by comparable requirements in foreign countries. The process of completing clinical testing and obtaining regulatory approval for a new human drug requires a number of years and the expenditure of substantial resources.

   The steps required before new human pharmaceutical products may be marketed in the United States include:

  .  preclinical laboratory and animal tests;

  . submission to the FDA of an Investigational New Drug, or IND, application for clinical trials (i.e. testing in humans);

  . successful completion of adequate and well-controlled human clinical trials establishing safety and efficacy;

  .  the submission to the FDA of a New Drug Application, or NDA; and

  .  FDA approval of the NDA.

   Pre-Clinical Studies. Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify safety issues. The results of these studies are submitted to the FDA as part of the IND application.

   Human Clinical Studies. Testing in humans may commence 30 days after filing of the IND unless the FDA objects, although companies typically wait for approval from the FDA before commencing clinical trials. Human clinical trials are designed to collect data and information relating to drug activity, safety and effectiveness for intended uses and proper dosing and other conditions of use. Clinical studies are generally conducted in three sequential phases, Phases I, II and III.

   Phase I. Phase I clinical trials are typically not controlled and are conducted with a small number of patients or healthy volunteers. Phase I trials are designed to determine the metabolic and pharmacologic activities of the product, to test its safety and, if possible, to gain early evidence of its effectiveness.

   Phase II. Phase II clinical trials generally involve controlled studies in a limited number of patients to evaluate the efficacy of the product for specific targeted indications, to determine dosage tolerance and optimal dosage, and to determine the common short term side effects and risks associated with the product.

   Phase III. Phase III clinical trials are controlled studies conducted to more conclusively evaluate clinical efficacy and safety within an expanded patient population. Phase III clinical trials often involve a substantial number of patients in multiple study centers and may include chronic administration of the product to assess the overall benefit-risk relationship of the product.

   A given clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies are required. The designation of a clinical trial as being of a particular phase does not necessarily mean that the trial will yield results sufficient to justify the continuation of clinical testing. For example, a Phase III clinical trial may not be sufficient to support an NDA without further clinical trials. The FDA monitors the progress of each of the three phases of clinical testing and may alter, suspend or terminate the trials based on the data that have been accumulated to that point and its assessment of the risk-benefit ratio to the patient. Typical estimates of the total time required to complete clinical testing under ordinary circumstances vary between four and ten years.

   NDA Submission. Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, an NDA may be filed with the FDA. This application includes detailed information pertaining to product chemistry, manufacturing and quality control procedures, pre-clinical and clinical safety and efficacy data and proposed labeling. FDA approval of the NDA is required before the applicant may market the new product. The FDA may or may not conclude that the NDA contains adequate data and information pertaining to chemistry, manufacturing and quality control procedures, and pre-clinical and clinical safety and efficacy data, to justify approval of the NDA, and the FDA could require the generation and submission of additional data and information prior to approving the NDA. The FDA could also impose significant limitations on the approved conditions of use of a product as a condition for approval. Applicants must pay substantial user fees to the FDA at the time an NDA is filed, and the FDA is generally obligated to issue an action letter pertaining to the NDA within 12 months after its receipt.

   Post-Approval FDA Regulation. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety. Further, separate approval in the form of a supplemental NDA or a new NDA is required for the marketing of a product as a treatment in clinical indications other than those for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's effects. Side effects resulting from the use of pharmaceutical products may require the adoption of restrictive or precautionary labeling and could result in the NDA being withdrawn according to established procedures. Further, the FDA actively monitors and regulates the labeling and advertising of approved prescription drugs to assure that the copy is consistent with the scope of the approval and is not otherwise false or misleading.

   Regulation of Manufacturing. In addition to obtaining FDA approval for each product, each United States and foreign drug manufacturing establishment must be registered with the FDA and, if applicable, licensed by the State of California or other states. Manufacturing establishments providing drug for use in the United States are subject to inspections by the FDA every two years, and must comply with FDA-mandated Good Manufacturing Practices, or GMP. The failure to adhere to GMP can result in suspension of manufacturing until substantial compliance with GMP is achieved, the recall of previously distributed products, the imposition of the equitable remedies of disgorgement or restitution in the case of medically necessary products and, ultimately, in the withdrawal of the NDA.

   Other U.S. Regulation. In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, federal environmental protection statutes, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state and local regulations. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions and/or withdrawals of regulatory approvals, product recalls, prohibitions against manufacture, distribution, sales and/or marketing and criminal prosecution of a company and/or its officers and employees. We believe that we are in compliance with applicable environmental regulations, and we do not expect future costs associated with maintaining our current facilities in compliance to have a significant impact on our financial position. However, the cost of environmental compliance could significantly increase the cost of constructing additional manufacturing capacity in the future.

   Regulation Outside the U.S. For distribution outside the United States, we will be subject to FDA export requirements and foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

   As noted above, Centaur and AstraZeneca have conducted Phase I and IIa clinical trials of our stroke compound in Europe. These trials were not conducted pursuant to an FDA IND. See "--Stroke Program." In general, the FDA accepts foreign studies to support clinical investigations in the United States or marketing approval so long as such studies are well designed, well-conducted, performed by qualified investigators and conducted in accordance with ethical principles acceptable to the world community. Foreign studies would not typically be sufficient to form the sole basis for marketing approval in the United States, and clinical studies would typically need to be conducted in the United States as well. See "Factors That May Affect Future Results of Operations--Clinical studies for our stroke drug candidate were conducted outside the United States and may not be accepted to support regulatory filings in the United States."

   If some of our proprietary compounds are eventually marketed in the United States, we may be required to manufacture the drug substance for such sales in the United States pursuant to the provisions of our NIH grants.

Scientific Advisory Board

   We have established a Scientific Advisory Board composed of individuals with expertise in free radical chemistry, drug discovery model development, drug screening, clinical pharmacology and clinical medicine. Scientific Advisory Board members assist us in identifying scientific and product development opportunities, review with management the progress of our projects and assist in the recruitment and evaluation of our scientific staff. Scientific Advisory Board members receive compensation for the services they provide to us. Most Scientific Advisory Board members have substantial commitments to third parties, which commitments may conflict or compete with their obligation to us. Accordingly, they devote only a small portion of their time to matters related to us. Dr. Floyd, one of our directors, is Chairman of the Scientific Advisory Board.

   The following individuals are members of our Scientific Advisory Board:

General Advisors

   Bruce Ames, Ph.D. Dr. Ames is Professor of Biochemistry and Molecular Biology and Director of the National Institute of Environmental Health Sciences Center at the University of California, Berkeley. Dr. Ames is a member of the National Academy of Sciences and has published extensively on the detection of free radical damage to DNA in biological tissue and the role of antioxidants, vitamins and enzymes in aging. Dr. Ames consults with us in the areas of oxidative stress agents biochemistry and the role of antioxidants in mitochondrial function and aging.

   Nicholas Bazan, M.D., Ph.D. Dr. Bazan is Professor of Ophthalmology, Biochemistry and Molecular Biology, and Neurology and Director of the Neurosciences Program at Louisiana University Medical School in New Orleans, Louisiana. Dr. Bazan is an internationally recognized neuroscientist, ophthalmologist and lipid biochemist and has published over 300 peer reviewed papers in the area of inflammatory processes and the role of cyclooxygenase-2 and platelet activating factor. Dr. Bazan consults with us in the areas of inflammatory mechanisms, ophthalmology and arthritis.

   M. Flint Beal, M.D. Dr. Beal is Professor and Chair of Neurology at Cornell University Medical School in New York, New York. Dr. Beal has published over 200 peer reviewed papers on the preclinical and clinical importance of metabolically derived oxidative stress agents in aging and disease. Dr. Beal is recognized for his research in the roles of mitochondrial dysfunction and free radical-induced damage in neurodegeneration. Dr. Beal consults with us in the areas of neurodegeneration mechanisms and Parkinson's disease therapeutics.

   Ronald Mason, Ph.D. Dr. Mason is Head, Free Radical Metabolite Section, Laboratory of Pharmacology and Chemistry, National Institute of Environmental Health Sciences, National Institute of Health, Research Triangle Park, North Carolina. Dr. Mason has published more than 200 peer reviewed articles on the chemistry of free radicals and the mechanism of action of antioxidants. Dr. Mason consults with us in the areas of disease mechanisms and the mechanism of NRT action.

   Bo Siesjo, M.D., Ph.D. Dr. Siesjo is Director of Research at the Neuroscience Institute of the Queen's Medical Center, Honolulu, Hawaii. Dr. Siesjo is the former Chairman of the Experimental Brain Research Center, Lund University Hospital, University of Lund, Sweden. He has published over 500 peer reviewed articles on the biochemistry of stroke and metabolic neurodegenerative conditions. His research into the role of calcium in mitochondrial dysfunction in stroke and epilepsy is internationally recognized. He consults with us in the areas of neurodegenerative processes and stroke and trauma therapeutics.

   Earl Stadtman, Ph.D. Dr. Stadtman is Chief, Section on Enzymes, Laboratory of Biochemistry, National Heart, Blood and Lung Institute, at the National Institutes of Health in Bethesda, Maryland. Dr. Stadtman is a member of the National Academy of Science and has published over 200 peer reviewed articles on the biochemistry of free radicals, free radical damage to proteins and lipids and the mechanisms of action for antioxidants. Dr. Stadtman consults with us in the areas of free radical biochemistry and NRT mechanism of action.

Specific Therapeutic Program Advisors

 Stroke and Trauma

   Lars Hillered, M.D., Ph.D. Dr. Hillered is Professor of Neuroscience at Uppsala University Medical Center, Uppsala, Sweden. Dr. Hillered has published more than 100 peer reviewed articles on the neurochemistry and treatment of stroke and trauma. He consults with us in the areas of mechanisms of brain damage and NRT mechanism of action in stroke.

 Parkinson's Disease

   J. William Langston, M.D. Dr. Langston is President of the Parkinson's Institute in Sunnyvale, California. Previously, Dr. Langston was Senior Scientist and Director of the Parkinson's Disease Research Program for the Institute of Medical Research in San Jose, California. In addition to his clinical research background in Parkinson's disease, Dr. Langston co-discovered the toxin MPTP and its mechanism of producing Parkinson-like neurodegeneration, which is used as a model of Parkinson's disease. Dr. Langston consults with us in the area of preclinical and clinical Parkinson's disease research.

   C. Warren Olanow, M.D. Dr. Olanow is Professor and Chairman of the Department of Neurology of Mount Sinai School of Medicine, Mount Sinai Medical Center, New York, New York. Dr. Olanow has published extensively on the biochemistry of Parkinson's disease development and progression. He consults with us in the area of Parkinson's disease treatment.

 Alzheimer's Disease

   Konrad Beyreuther, Ph.D. Dr. Beyreuther is Professor of Molecular Biology at the Zentrum fur Molekulare Biologie, Heidelberg University, Heidelberg, Germany. Dr. Beyreuther has published extensively on the mechanism of amyloid plaque formation and the etiology of Alzheimer's disease. Dr. Beyreuther consults with us in the area of Alzheimer's disease therapeutics.

   Albert Dresse, M.D., Ph.D. Dr. Dresse is Professor of Pharmacology at the University of Liege Medical School, Liege, Belgium. Dr. Dresse's fields of expertise include neurodegeneration, electrophysiology and molecular biology of learning, memory and aging. Dr. Dresse consults with us in the area of Alzheimer's disease.

   Zaven Khachaturian, Ph.D. Dr. Khachaturian is Director of the Ronald and Nancy Reagan Institute for Alzheimer's Research. He is the former Program Director of the Neuroscience and Neurology of Aging Division of the National Institute of Aging. He consults with us in the area of Alzheimer's disease therapeutics.

   William Markesbery, M.D. Dr. Markesbery is Professor of Pathology and Neurology at the University of Kentucky College of Medicine and Director of the Sanders-Brown Center on Aging. In addition, he is the Director and Principal Investigator of the Alzheimer's Disease Research Center. Dr. Markesbery has particular expertise in Alzheimer's disease and served on the U.S. Congressional advisory panel on dementing illnesses. Dr. Markesbery has published over 250 articles on brain pathology and Alzheimer's disease. He consults with us in the area of Alzheimer's disease mechanisms and clinical trial design.

   Communication with many members of the Scientific Advisory Board takes place on a regular basis. In accordance with consulting agreements we have with these advisors, discoveries made as part of the consulting activity are generally our property. Should scientific discoveries be made by a member of the Scientific Advisory Board in conjunction with other research at another institution rather than while acting as a consultant to us, that discovery would generally be owned by the researcher or that institution. If such a discovery were deemed to be helpful in our own research, we would have to enter into a license agreement in order to utilize the discovery. We rely on our scientific advisors to assist us in formulating our research and development strategy. Retaining and attracting qualified advisors will be critical to our success.

Employees

   As of December 31, 1999, we had 95 full-time employees of which 26 have Ph.D. and/or M.D. degrees. Of our full time employees, 60 work in research and development, 15 work in manufacturing, product development and quality assurance/quality control and 20 work in finance and administration. We had 87 employees on December 31, 1997 and 86 employees on December 31, 1998. Our employees are not represented by any collective bargaining unit, we have never experienced a work stoppage, and we believe that our employee relations are good.

ITEM 2. PROPERTIES

   We lease approximately 31,000 square feet of laboratory and office space in a facility in Sunnyvale, California. The lease expires in 2001. We also lease a 77,000 square foot facility in Santa Clara, California, in which we have constructed a 30,000 square foot manufacturing plant that is designed to comply with GMP. A portion of the Santa Clara facility, designed to manufacture compounds for clinical trials, is licensed by the California Department of Health Services and is in production, while the remainder of the facility, which is designed to manufacture compounds for commercial sale, is currently undergoing the California licensing process. This lease expires in 2004. While we believe that our existing facilities are sufficient to produce the volume of product needed for clinical trials and early commercial sales, we expect that larger facilities will be needed for any later stage commercial sales. We may not be able to obtain such space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Registrant's Common Equity

   Centaur's Common Stock may be traded from time to time in the Swiss over-the-counter market. This market consists of negotiated transactions from time to time between investors, who may act through banks or brokers. Trading of our common stock in the Swiss over-the-counter market is expected to be very limited. While indications of the price at which investors might be willing to buy or sell shares of common stock may be available from time to time to banks, brokers and other financial institutions over electronic media, and may be available through Bank Vontobel, this information will not otherwise be available to the public. In addition, this information may not be indicative of the price at which shares of common stock would actually be purchased or sold. Information as to the price and volume of actual transactions in the common stock in the Swiss over-the-counter market is not publicly reported or available in any printed or electronic media. Furthermore, the Swiss over-the-counter market is not subject to specific regulation or regulatory oversight. The high and low sales prices of our common stock in the Swiss over-the-counter market were $9.07 and $9.98 in the fourth quarter of 1998, $8.74 and $9.42 in the first quarter of 1999, $8.70 and $10.31 in the second quarter of 1999 and $9.66 and $10.66 in the third quarter of 1999. There were no sales of our common stock in the Swiss over-the-counter market in the fourth quarter of 1999.

Dividend Policy

   We have never paid any cash dividends on our capital stock. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

   The Company's registration statement (the "1998 S-1") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The aggregate net offering proceeds to the Company from the underwritten offering after deducting expenses were approximately $13.6 million. The Company has used, and expects to continue to use, the net proceeds of the offering to fund its research and development programs not covered by AstraZeneca, for capital expenditures, and for general corporate purposes, including working capital. From the effective date of the 1998 S-1 to December 31, 1999, the Company estimates that it has used a portion of the net proceeds of the offering as follows:

  (i) Temporary investment in marketable securities, $3.9 million

  (ii) Working capital, $9.7 million.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below with respect to the Company's statement of operations for each of the three years in the period ended December 31, 1999 and the balance sheet data at December 31, 1997, 1998 and 1999, are derived from the audited financial statements of the Company, which are included elsewhere in this report. The statement of operations data and the balance sheet data for the years ended December 31, 1995 and 1996 have been derived from our audited financial statements not included in this report. The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplemental Data."

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1995    1996     1997      1998      1999
                                  ------  -------  -------  --------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
  Net revenue.................... $7,875  $12,743  $ 9,573  $  6,663  $  7,429
Operating expenses:
  Research and development.......  5,490    7,854   15,646    13,629    16,176
  General and administrative.....  1,385    2,306    2,266     3,494     4,089
                                  ------  -------  -------  --------  --------
    Total operating expenses.....  6,875   10,160   17,912    17,123    20,265
                                  ------  -------  -------  --------  --------
  Income (loss) from operations..  1,000    2,583   (8,339)  (10,460)  (12,836)
  Share of losses in affiliate...                               (305)     (319)
  Interest and other income,
   net...........................    491      362    1,107        80      (130)
                                  ------  -------  -------  --------  --------
    Net income (loss)............ $1,491  $ 2,945  $(7,232) $(10,685) $(13,285)
                                  ======  =======  =======  ========  ========
Net income (loss) per share:
  Basic.......................... $ 0.62  $  1.15  $ (2.64) $  (1.90) $  (0.85)
  Diluted........................ $ 0.13  $  0.24  $ (2.64) $  (1.90) $  (0.85)
Shares used in computing net
 income (loss) per share:
  Basic..........................  2,403    2,551    2,742     5,614    15,549
  Diluted........................ 11,602   12,514    2,742     5,614    15,549

                                                December 31,
                                  --------------------------------------------
                                   1995    1996     1997      1998      1999
                                  ------  -------  -------  --------  --------
                                               (in thousands)
Balance Sheet Data:
  Cash, cash equivalents and
   short term investments........ $8,699  $10,966  $13,633  $ 18,534  $ 12,576
  Working capital................  8,199   10,234   11,300    15,160     8,877
  Total assets................... 11,058   15,407   24,243    37,233    23,395
  Long-term portion of
   obligations, net of current
   portion.......................    343      210      --      5,802     3,470
  Redeemable convertible
   preferred stock............... 11,698   11,698   28,105       --        --
  Accumulated deficit............ (3,264)    (319)  (7,551)  (18,236)  (31,521)
    Total stockholders' equity
     (net capital deficiency).... (3,196)    (245)  (7,035)   25,978    13,750

   For an explanation of the determination of shares used in computing basic and diluted net income (loss) per share, see note 1 of notes to financial statements. Shares of redeemable convertible preferred stock converted to common stock on October 13, 1998, upon the completion of our underwritten offering of 1,500,000 shares of common stock. See note 9 of notes to financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Factors that may cause such a difference include, but are not limited to, those set forth under "Factors That May Affect Future Results of Operations."

Overview

   We were incorporated in March 1992 and have devoted substantially all of our resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply and inflammation. From our inception through December 31, 1999, we recognized cumulative revenues from collaborative research and development agreements and grants of $44.4 million. We do not anticipate revenues from product sales or collaborative agreement royalties for at least several years. Our sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from collaborators for the manufacture of bulk drug product for use in clinical testing. We have incurred cumulative losses through December 31, 1999 of $31.5 million. We expect to incur additional significant operating losses over at least the next several years as we continue our clinical trial programs and expand our research and preclinical development. We may never be able to achieve or sustain profitability in the future. Our results of operations may vary significantly from quarter to quarter.

   In June 1995, we entered into a collaborative agreement with AstraZeneca for the research, development and marketing of NRT drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. AstraZeneca paid us $4.0 million upon execution of this agreement as reimbursement for some previously incurred costs. Under the terms of this agreement, AstraZeneca has agreed to make payments to us for development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for our project related research, subject to specified limitations. Additionally, AstraZeneca bears substantially all other costs of development work under the agreement. The $6.0 million annual research reimbursement provision will expire in June 2000. AstraZeneca is also obligated to reimburse us for the manufacture of bulk drug product for use in clinical testing, and to pay royalties to us on product sales covered by the agreement. The milestone payments potentially available to us under the AstraZeneca agreement total $34 million, allocated among 21 separate milestones, of which two milestones representing $3 million in total had been achieved by us as of December 31, 1999. We may not achieve any of the remaining milestones. AstraZeneca received exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. We retain worldwide manufacturing rights for the active ingredients of the product and an option to obtain specified co-promotion rights in the United States for five years. Through December 31, 1999, we recognized $35.6 million of revenue under the AstraZeneca agreement. See "Business--AstraZeneca Alliance" for additional information regarding our relationship with AstraZeneca.

   In October 1996, we entered into a research and development collaboration with H. Lundbeck A/S to jointly commercialize our proprietary drug compound for Parkinson's disease. Under this agreement, we and Lundbeck jointly funded research, development, regulatory and other nonresearch activities. Upon achievement of specified drug development milestones, Lundbeck was to make milestone payments. From the inception of the Lundbeck collaboration to March 1998, we had recognized $6.0 million of revenue, of which $4.3 million has been paid in cash and $1.7 million was satisfied by the provision of services by Lundbeck. In March 1998, Lundbeck terminated its agreement with us based primarily on a claim that we had breached the agreement by commencing clinical trials for AIDS dementia, using the same compound as is being used in our Parkinson's disease clinical trials, without obtaining consent from Lundbeck. We disputed this claim. In July 1998, we and Lundbeck entered into an agreement releasing each party from any further obligations or claims under this agreement.

Results of Operations

 Years Ended December 31, 1997, 1998 and 1999

   Revenues. Net revenues were $9.6 million in 1997, $6.7 million in 1998 and $7.4 million in 1999. These amounts include revenues from the AstraZeneca agreement of $7.1 million in 1997, $6.4 million in 1998 and $6.1 million in 1999, revenues from the Lundbeck agreement of $2.1 million in 1997 and none in 1998 and 1999 and NIH grant revenue of $364,000 in 1997, $217,000 in 1998 and
$1.3 million in 1999. In 1997, revenues included recognition of milestone revenue of $1.0 million related to the AstraZeneca agreement and no milestone revenue related to the Lundbeck agreement. Revenues decreased in 1998 compared to 1997 as no milestone payments were earned from either AstraZeneca or Lundbeck in 1998 and due to termination of the Lundbeck agreement in March 1998. The financial impact of the decreased revenue was partially offset by a decrease in research and development costs related to the Lundbeck collaboration. In 1999, revenue consisted primarily of research support from AstraZeneca and research grants from the NIH. There were no signing or milestone payments recognized during 1999. The increase in revenues for the year ended December 31, 1999 compared to the same period in 1998 was primarily due to increased NIH grant revenue. This increase was partially offset by decreased manufacturing revenue earned in 1999 from AstraZeneca as our manufacturing of drug compound for the stroke Phase IIa clinical studies was completed in 1998 and we did not begin manufacturing of drug compound for the contemplated stroke Phase IIb/III clinical studies until late 1999.

   Research and development expenses. Research and development expenses decreased from $15.6 million in 1997 to $13.6 million in 1998 and increased to $16.2 million in 1999. The decrease in 1998 was primarily due to a decrease in research and development expenses related to the Parkinson's project as joint development expenses were reduced following termination of the Lundbeck agreement, partially offset by increased payroll and personnel expenses resulting from the hiring of additional personnel for internal research and development and associated increased purchases of laboratory supplies and chemicals and by increased equipment depreciation and facilities expenses. In addition, during 1998, we expanded our funding of work at outside research institutions. The increase in expenses for the year ended December 31, 1999 compared to the same period in 1998 is primarily due to increased external clinical study costs in 1999 resulting from the initiation of Phase IIa clinical studies of our compound for AIDS dementia in the fourth quarter of 1998. Additionally, the November 1998 completion of the Santa Clara, California manufacturing facility resulted in increased depreciation, amortization and facility related expenses in 1999. We expect our research and development expenses to increase as we undertake new clinical programs and commence more advanced phases of our Parkinson's disease and AIDS dementia clinical trials. We are seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, new collaborators may not be found and total collaborative research revenue may not be sufficient to offset the anticipated increase in expenses.

   General and administrative expenses. General and administrative expenses increased from $2.3 million in 1997 to $3.5 million in 1998 and increased to $4.1 million in 1999. The increase in 1998 was primarily attributable to increased legal, patent and deferred compensation costs, as well as costs related to our October 1998 equity financing. The increase in 1999 expenses was primarily due to increased expenses of operating as a public reporting company beginning in October 1998 and increased patent activity. The additional costs of public reporting included public relations, legal, accounting and financial printing costs. We expect that general and administrative expenses will increase in the future as a result of our increased corporate development activity and the addition of personnel and facilities required to support growth in our research and development activities. In addition, if we are successful in commercializing one or more drugs, we will incur substantial general, selling and administrative expenses in connection with the marketing and sales effort. However, we cannot assure you that we will be able to commercialize any of our drug candidates.

   Interest and other income, net. Interest and other income, net, decreased from $1.1 million in 1997 to $80,000 in 1998, due primarily to interest expense of $859,000 related to our debt financing in June 1998, offset in part by increased interest earned on the proceeds of our 1997and 1998 equity financing. In 1999, interest and other expense, net, increased from interest income, net, of $80,000 in 1998 to interest expense, net, of $130,000 primarily due to interest expense of $1.0 million related to our debt financing in June 1998, offset in part by increased interest earned on the proceeds of our October 1998 equity financing.

   Deferred compensation. We recorded aggregate deferred compensation of $2.3 million in 1997, $2.2 million in 1998 and none in 1999, in connection with certain stock options and warrants that we granted in those periods. The amortization amounts were allocated primarily to research and development expenses, and, to a lesser extent, general and administrative expenses. See note 9 of notes to financial statements.

   Net income. We reported a net loss of $7.2 million in 1997, $10.7 million in 1998 and $13.3 million in 1999.

Liquidity and Capital Resources

   From inception through December 31, 1999, we have financed our operations primarily through $41.7 million received from private placements and underwritten offerings of equity securities, $41.5 million generated from corporate collaborations, $8.9 million net from a debt financing and $2.8 million from NIH grant funding. As of December 31, 1999, we had approximately $12.6 million in cash and investment securities. We had debt obligations totaling $5.8 million at that date, bearing interest at 14.8% per annum. The debt obligations are secured by equipment and leasehold rights and improvements, and are payable in monthly installments through 2002. See note 8 of notes to financial statements. In addition, on March 10, 2000, the Company closed an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share. The net proceeds to the Company after deduction of underwriting discounts and commissions and offering expenses was approximately $20.1 million.

   Our operations used cash of $6.2 million in 1997, $7.1 million in 1998 and $9.1 million in 1999. These uses of cash primarily reflect our net loss for these periods, as adjusted for changes in our current assets and liabilities and deferred revenue.

   Our use of cash in investing activities reflects our purchase of property and equipment, together with purchases and sales of securities in which we had invested our cash prior to use. Additions to property and equipment were $7.5 million in 1997, $3.5 million in 1998 and $562,000 in 1999. The decreased spending in 1998 compared to 1997 was primarily due to completing a substantial portion of our Santa Clara, California manufacturing facility in mid 1998. Of the $15.0 million additions to property and equipment since the beginning of 1995, we invested approximately $9.5 million in our Santa Clara facility and approximately $5.5 million in our Sunnyvale facility. We anticipate incurring capital expenditures of at least $20 million over the next several years to establish a commercial scale pharmaceutical manufacturing plant and to expand our research, development, and administrative facilities and equipment in our Santa Clara facility. However, these expenditures have not yet been approved by our Board of Directors, and the amount and timing of our capital expenditures will depend on the success of clinical trials for our products and on the further development of plans for commercial production. We plan to fund a significant portion of our capital expenditures through loans and government grants. However, this funding may not be available.

   We believe that our current resources will be sufficient to meet our capital requirements for at least the next twelve to eighteen months. We anticipate that following this period we will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of our products. Our capital requirements depend on numerous factors, including:

  . the progress of our research and development programs, including clinical trials;

  .  the status of our existing collaborative relationship;

  .  the establishment of additional collaborative relationships, if any;

  . the cost and pace of establishing and expanding our manufacturing capabilities;

  .  the development of sales and marketing activities, if undertaken by us;

  . the cost of preparing, prosecuting, defending and enforcing patent claims and other intellectual property rights and

  .  competing technological and market developments.

   If we are not able to complete future offerings, or other future funding transactions, we will be required to significantly curtail our operations and non-core research and development programs, including reductions in our staffing levels and related expenses. Additional funding may not be available to us on reasonable terms. Any additional financing may result in dilution to existing stockholders. Any transactions to raise additional funds may require that we enter into arrangements that may require us to relinquish material rights to our potential products on terms that we might otherwise find unacceptable.

Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued statement of Financial Accounting Standard No. 137, which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not expect SFAS 133 to have an impact on the Company's results of operations or financial condition when adopted.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first quarter of fiscal years beginning after December 15, 1999, with implementation provisions delayed until the second quarter of 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle as of the first quarter, at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000.

Year 2000 Compliance

   As of the date of this report, we are not aware of any Year 2000 compliance problems relating to our operations that would seriously harm our business. We did not experience any significant problems associated with Year 2000 issues, and we are not aware that any of our vendors, outside suppliers or service providers experienced any such problems.

   We recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using dates beginning with the Year 2000 are a known risk. We have established procedures for evaluating and managing the internal risks and costs associated with this problem and have substantially completed any upgrade or replacement of software that is not Year 2000 compliant.

   We have assessed the possible effect on our operations of the Year 2000 readiness of critical third-parties, such as our collaborative partner and our suppliers of products and services. For instance, we have contacted our collaborative partner and they have confirmed that they have an active Year 2000 compliance program. We have contacted the contract research organizations, or CROs, that conduct our clinical studies to assess their state of readiness with Year 2000 compliance. Our CROs have informed us that they have implemented Year 2000 compliance programs. Should our CROs experience problems related to Year 2000, there could be delays in clinical trials and issues with the validity of trial results. This could seriously harm our business and results of operations. We have completed contingency plans to identify alternative vendors should significant third parties fail to adequately address Year 2000 issues. These plans may not fully mitigate any such failures or problems. Furthermore, there may be certain critical third parties, such as collaborative partners, CROs, utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

   We have incurred approximately $80,000 through December 31, 1999 on implementing a Year 2000 compliance plan. A significant portion of our total Year 2000 project expenses is represented by existing staff that has been redeployed onto this project. We do not believe that the redeployment of existing staff has harmed our business or results of operations. In addition, we do not expect incremental expenses related to the Year 2000 project to significantly impact its operating results in any one future period.

   A substantial portion of our Year 2000 compliance issues are software or information technology, or IT, issues, which have been resolved by either by upgrading or replacing non-Year 2000 compliant software. We have evaluated the non-IT issues, which are not significant. We believe Year 2000 noncompliance by our critical third-party relationships, such as our collaborative partner, CROs, utilities, and others may be the most reasonably likely worst case scenario. We have completed our assessment of the nature and level of this risk, and have developed a comprehensive contingency plan to address situations that may result if outside suppliers and service providers are unable to achieve Year 2000 readiness.

   Although we are not aware of any material operational issues associated with preparing our internal systems for the Year 2000, or material issues with respect to the adequacy of critical third-party systems, we still may experience serious unanticipated negative consequences and/or significant costs caused by undetected errors or defects in these systems or by our failure to adequately prepare for the results of these errors or defects, including costs of any related litigation. These consequences could seriously harm our business and operations.

Factors That May Affect Future Results of Operations

We are in the development stage and the viability of our products is subject to significant uncertainties; if we are unable to produce any commercially viable products, we are unlikely to generate significant revenues or be profitable

   We were incorporated in March 1992. All of our potential products are in research or development, and no revenues have been generated from the sale of our products. We do not expect any products resulting from our research and development efforts to be commercially available for at least several years. Our potential products will require substantial additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. Our product development efforts may not progress as expected, if at all. In addition, an investor must consider the risks of failure inherent in the development of pharmaceutical products based on new technologies.

   As a result, we may not be able to produce any commercially viable products, and therefore may be unable to generate revenues or achieve profitability.

Many of our disease targets do not have widely accepted models; the results of our preclinical trials may not be indicative of the results from our clinical trials; our clinical trials may not adequately demonstrate the safety and efficacy of our products; we do not have any evidence of the efficacy of our potential products in human clinical trials

   Most of the diseases and disorders that we are targeting are highly complex. Their causes are not fully known, and there are no widely accepted models of such diseases and disorders. We test potential compounds in a number of models that we believe provide useful information about the compound, but it is possible that any or all of these models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in these models can be subject to different interpretations, and our interpretation may not be correct. Some of our lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. The results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. Our ongoing clinical trials may not be completed, and clinical trials of our products under development may not be permitted, or if permitted, may not be completed. In addition, clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. Our potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. No evidence of the efficacy of our potential products in human clinical trials has been attained to date. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm us.

Our products are based on a novel therapeutic approach and if this approach is not successful, we may be unable to develop commercially viable products

   Our product development efforts center around our family of NRTs that we believe protect against some of the damaging effects of blood supply interruption/restoration and inflammation. Our novel approach has not been widely studied, the mechanisms of action of our technology and compounds are not well understood, and many of the diseases we are targeting do not have widely accepted models. If our approach, technologies or product candidates are not successful, we may be unable to develop commercially viable products.

We will need to enroll patients in our clinical trials that meet the required criteria for these trials, and if we are unable or delayed in doing so, our business would be seriously harmed

   The ability to undertake and complete clinical trials in a timely manner depends on the enrollment of patients that meet the required criteria of the clinical trial. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical studies. We have previously experienced some delays in enrolling patients in some of our clinical trials. Further delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could seriously harm us.

We rely on third parties to develop, market, distribute and sell our potential products and if these third parties do not perform, we may be delayed or unable to introduce commercial products or may incur additional costs in doing so

   Our strategy for the development and commercialization of our products requires that we maintain and enter into collaborations with corporate partners, licensors, licensees and others. We may not be able to enter into any new collaborative arrangements, and our current and any future collaborative arrangements may not be successful. To the extent that we are not able to maintain or establish these arrangements, we would be required to undertake such activities at our own expense, which would significantly increase our capital requirements and limit the programs that we are able to pursue. In addition, we may encounter significant delays in introducing our products into specific markets or find that the development, manufacture or sale of our products in these markets is adversely affected by the absence of such collaborative agreements. We cannot control the amount and timing of resources that our collaborative partners devote to our programs or potential products, which can vary because of factors unrelated to the potential product. Collaborative participation will depend on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside our control.

   We currently have a collaborative arrangement with AstraZeneca for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of AstraZeneca may not be, or may not remain, aligned with our interests and motivations. AstraZeneca may not successfully perform its development, regulatory compliance or marketing functions, and this collaboration may not continue. Astra has recently completed a merger with Zeneca Group PLC to form AstraZeneca PLC. It is possible that this merger could affect AstraZeneca's product development priorities and its relationship with us. Our revenues to date have consisted primarily of research and development support from AstraZeneca.

   AstraZeneca has the right to terminate its agreement with us, upon twelve months notice, and can terminate research funding and our manufacturing rights under the agreement if more than 30% of our voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. In any event, AstraZeneca's obligation to provide us with research funding terminates as of June 30, 2000. AstraZeneca's research funding to us represented 89% of our revenue for 1998 and 79% of our revenue for the year ended December 31, 1999. Additionally, there can be no assurance that AstraZeneca will proceed with Phase IIb/III trials of NYX-059, our stroke compound. If AstraZeneca does not proceed with such trials, the prospects for such compound, and for the Company, would be seriously harmed.

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

We will need to obtain additional financing to fund our operations, and if we fail to obtain such financing our product development programs may be significantly curtailed or ended

   We have generated no product revenue, and none is expected for at least several years. We believe that our current resources will be sufficient to meet our capital requirements for at least the next twelve to eighteen months. We anticipate that in the future, we will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development grants, collaborative relationships or otherwise, prior to the commercialization of any of our products. Our capital requirements depend on numerous factors, including:

  . the progress of our research and development programs, including clinical trials;

  .  the status of our existing collaborative relationship;

  .  the establishment of additional collaborative relationships, if any;

  . the cost and pace of establishing and expanding our manufacturing capabilities;

  .  the development of sales and marketing activities, if undertaken by us;

  . the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

  .  competing technological and market developments.

   Additional funding may not be available to us on reasonable terms. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, we may be required to significantly curtail our research and development programs, including clinical trials, or enter into arrangements that may require us to relinquish certain material rights to our potential products on terms that we might otherwise find unacceptable.

We have a history of operating losses and may never be profitable

   We have incurred losses since our inception and as of December 31, 1999 had an accumulated deficit of $31.5 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, from U.S. government research grants and our now terminated agreement with Lundbeck. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

We need to hire additional executive officers, including a chief executive officer; if we fail to attract additional qualified officers and other employees, or to retain key management and technical personnel, we may be delayed or unable to conduct our clinical trials and other product development efforts

   Effective as of December 31, 1999, our previous chief executive officer, Brian D. Frenzel, resigned. In the interim we have appointed Steinar J. Engelsen, our chairman of the board, as acting chief executive officer, and

Charles R. Engles, one of our directors, as acting chief operating officer. We have commenced a search for a permanent chief executive officer. We do not know how long it will take to hire such person. If we are unable to hire such person within a reasonable period of time, it could delay our plans for future financing, product development and other activities.

   We are highly dependent on key members of our management and scientific staff. In addition, we rely on key consultants and advisors. The loss of one or more of these key personnel could have a material adverse effect on our research, development and product marketing efforts. In addition, we believe that our future success will depend upon our ability to attract and retain highly skilled scientific and managerial personnel, particularly as we expand our activities in clinical trials and the regulatory approval process. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We may not be successful in hiring or retaining the personnel we need for continued growth. If we are unable to hire and retain these personnel, we may be delayed or unable to conduct our clinical trials and product development efforts.

We need to obtain regulatory approval to commercially manufacture or sell our products, and if we are unable to obtain this approval, or if approval is delayed, we will be unable to generate, or be delayed in generating, revenue from the sale of our products

   Our research, development, manufacturing, preclinical and clinical testing, labeling, distribution, advertising, marketing, promotion and sales activities, as well as the operations of our current and any future collaborators, are subject to extensive regulation by numerous government authorities in the United States and other countries. Our potential products require governmental approvals for commercialization, which have not yet been obtained. We do not expect that applications for FDA approval for the marketing and sale of any of our products will be submitted to the FDA for at least several years. The approval process, which includes preclinical and clinical testing to establish safety and efficacy of the product, can take many years and requires the expenditure of substantial funds and other resources. We have had only limited experience in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals for investigations, and no experience in obtaining FDA and other regulatory approvals for marketing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in regulatory policies for drug approval during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by us and our ability to generate commercial product revenues.

Clinical studies for our stroke drug candidate were conducted outside the United States and may not be accepted to support regulatory filings in the United States

   The Phase I and IIa clinical studies for our stroke drug candidate were conducted by AstraZeneca in Europe. These studies were not required to be and were not conducted under an FDA Investigational New Drug application. The FDA may not accept the studies to support regulatory filings in the United States.

Our facilities and any products we are able to bring to commercial market will be subject to continual review and regulation, and any failure to comply could cause us to be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, operating prohibition or restrictions or criminal prosecution

   Any marketed products we may develop, and our manufacturing facilities, will be subject to continual review and periodic inspections. Discovery of previously unknown problems with a product or our facilities may result in restrictions, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements we may be subject to, among other things, fines, suspensions and/or withdrawals of regulatory approvals, product recalls, prohibitions against manufacture, distribution, sales and/or marketing, operating restrictions, the equitable remedies of disgorgement and restitution and criminal prosecution. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of hazardous materials. Any violations of, and cost of compliance with, these laws and regulations could seriously harm us.

We are very dependent on our patents and other intellectual property; if our intellectual property protection proves inadequate, our business could be materially harmed

   Our success will depend to a significant degree on our ability to obtain, maintain and enforce patent protection for our products and manufacturing processes or license rights to applicable patents, as well as to preserve our trade secrets and operate without infringing the proprietary rights of third parties both in the United States and other countries. The degree of patent protection afforded to pharmaceutical and biomedical inventions is uncertain and involves complex legal and factual questions. As a result, the breadth of claims allowed in pharmaceutical and biomedical patents cannot be predicted. Patent applications relating to our potential products or technology may not result in patents being issued. Our current patents, as well as any that may be issued in the future, may not afford adequate protection to us, and may not provide a competitive advantage. In addition, any of our patents may be challenged, invalidated or infringed. Furthermore, others may independently develop similar products or processes, duplicate any of our products or, if patents are issued to us, design around such patents. Litigation, which would result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of third parties. In some cases, we depend on third parties to prosecute patents and patent applications for technology that we license, such as the core technology related to our NRTs licensed from the University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation. Failure of these third parties to effectively prosecute these patents could seriously harm us.

   We also seek to protect our proprietary technology by confidentiality agreements and, if applicable, invention assignment agreements with our collaborators, advisors, employees and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise be disclosed to, or discovered by, competitors.

We may be subject to claims for infringement of the intellectual property of third parties or for breach of the technology licenses upon which our products are based which, with or without merit, could be costly and time consuming to defend or settle, and if adversely decided could materially harm us

   Our success will also depend on our not infringing patents issued to others and not breaching the technology licenses upon which our products are based. Any claims of infringement or breach of technology licenses, with or without merit, could be time consuming to defend, result in costly litigation and divert management attention and resources. If our product candidates are found to infringe upon the patents of others, or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In such event, we may be required to obtain licenses to patents or other proprietary rights of third parties. Such licenses may not be available on terms acceptable to us, if at all. If we do not obtain licenses, we could encounter significant delays in product market introductions while we attempt to design around such patents or other rights, or we may be unable to develop, manufacture or sell such products. In addition, the breach of an existing or future license may seriously harm us.

   We have received correspondence from the lawyers for an individual who has obtained certain patents related to the use of phenyl butyl nitrone or PBN, and related compounds, and which include claims related to specified reactions of these compounds with a type of stress agent known as free radicals. PBN is a commercially available material that is known to react with free radicals in certain environments. Our founders used PBN in their early research. The correspondence alleges that certain of our compositions and methodologies may fall within the scope of this individual's patents, and that the practice of such by us would constitute willful infringement. Subsequent discussions and correspondence between this individual and us have not resulted in a resolution of this matter. We do not believe that these patents seriously harm our ability to develop and commercialize our products. If, however, we are required to defend against charges of patent infringement, we may incur substantial costs, and if we are found to have infringed a third party patent, we could lose the right to develop or market certain products and/or enforce certain patents.

It is difficult to predict the time at which patent applications may be issued as patents to us or to our competitors, and proceedings or litigation to determine the priority of our inventions could be costly

   Our competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. There is a substantial backlog of pharmaceutical and biomedical patent applications at the U.S. Patent and Trademark Office, or PTO. Accordingly, we cannot predict the time at which patent applications may issue as patents to us or to our competitors. Patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in scientific or patent literature often lag behind the actual discoveries. Thus, we cannot be certain that we have been or will be the first to discover the subject matter covered by our patent applications or patents or that we were the first to file patent applications for such inventions. We may, therefore, have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, either of which could result in substantial cost to us.

The pharmaceutical industry is subject to intense competition and, if we are unable to compete successfully, we may not generate revenues from products we may develop that are sufficient to offset product development costs

   The pharmaceutical industry is subject to intense competition and rapid and significant technological change. If we are unable to compete successfully, we may not generate revenues from products we may develop sufficient to offset the costs of developing those products. Our competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, universities and other research institutions. Many of these companies and institutions are actively engaged in activities similar to ours, including research and development of products for stroke, Parkinson's disease, AIDS dementia, Alzheimer's disease and arthritis. While we believe that our products may offer significant advantages over available products, currently marketed products often have a significant competitive advantage over new entrants. If regulatory approvals are received, a number of our potential products will compete with well-established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. Our products under development may not be able to compete successfully with existing therapies or with products under development by our competitors. Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than us, and certain of these competitors may compete with us in establishing development and marketing agreements with pharmaceutical companies. In addition, many of our competitors have greater experience than us in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals. Our competitors may succeed in obtaining FDA approval for products sooner than us.

We have no sales and marketing experience and expect to rely on third parties to provide significant sales and marketing support; if we are unable to obtain third party support or provide sales and marketing support directly, we may be unable to successfully sell the products we may develop

   We have no experience in product sales, marketing or distribution. We have entered into a marketing agreement with AstraZeneca for stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia indications and intend to establish marketing arrangements with other pharmaceutical companies with effective distribution capabilities in order to market other product candidates. We may not be successful in entering into such arrangements. Sales of our products will depend heavily upon the efforts of AstraZeneca and possibly other third parties, and their efforts may not be successful. We also may need to acquire our own direct sales force for some products, and we may not be able to recruit and retain adequate sales, marketing and distribution personnel. In addition, our direct marketing efforts may not be able to compete successfully in the pharmaceutical market.

We have limited manufacturing capabilities and experience, and if we are unable to achieve or maintain sufficient manufacturing capacity, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed

   The manufacturing of sufficient quantities of new drugs is a time consuming, complex and difficult process. If we are unable to fully develop our own manufacturing capabilities or obtain and maintain third-party manufacturing arrangements on acceptable terms, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed. In 1998, we completed construction of a 30,000 square foot manufacturing facility in Santa Clara, California. We are in the process of licensing the facility with the California Department of Health Services. To date, only a small portion of the facility has been licensed and is in production. As this portion of the facility has been in production only a relatively short period of time, we may still encounter problems with it. Additionally, the remainder of the facility may not receive the necessary regulatory approvals or be satisfactorily put into production in a timely manner. In any event, we do not expect that the Santa Clara facility will be capable of producing the quantity of our products that may be needed for later stage commercial sales. Accordingly, we expect to need to develop substantial additional capacity by expanding our current facilities or building new facilities. To meet projected time schedules, we may commence construction and/or otherwise commit ourselves to additional capacity prior to FDA or other regulatory approval of the products to be manufactured at the new facility. The cost of any new facility would be substantial, and such facility could ultimately prove to be unnecessary if the required approvals are not obtained or market demand is insufficient. Additionally, we may not be able to construct a large scale manufacturing facility, and we may not be able to operate it in an efficient and cost-effective manner and in compliance with applicable regulatory requirements. If we are unable to manufacture our own products, we will need to seek third-party manufacturers. We may not be able to enter into such arrangements on favorable terms. Additionally, if we are unable to satisfactorily manufacture and deliver the compounds required under our agreement with AstraZeneca, we could lose some or all of our manufacturing rights under that agreement.

We have exposure to product liability claims as a result of our clinical trials and will have substantial exposure if we begin to manufacture, market and sell products, and our insurance may not be adequate to cover losses resulting from these claims

   The testing, manufacturing, marketing and sale of human therapeutics involves product liability risks. The use of our product candidates in clinical trials will also expose us to product liability claims. A product liability claim could seriously harm us. We currently have limited product liability insurance coverage for the clinical research use of our product candidates. We may not be able to maintain this coverage on acceptable terms, and it may not be adequate to cover product liability claims if they arise. We do not have product liability coverage for the commercial sale of our products but intend to obtain this coverage if our products are approved for commercial use. However, this coverage is expensive, and we may not be able to obtain it on acceptable terms or in sufficient amounts, if at all. Even if a product liability claim is covered by insurance, we could be seriously harmed by the adverse publicity that it could cause.

If third-party payors will not reimburse patients for our products, any products we develop may not be accepted by the market

   Our ability to commercialize our products will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors frequently challenge the price and cost effectiveness of medical products and significant uncertainty exists as to the reimbursement status of newly approved health care products. Our potential products may not be considered cost effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an attractive return on our investment in product development. In addition, for international sales of our products, we and our collaborators will be required to seek reimbursement on a country by country basis. In some foreign countries, our potential products may be subject to governmentally mandated prices that are artificially low. If adequate coverage and reimbursement levels are not provided by the government and other third-party payors for uses of our therapeutic products, the market acceptance of these products could be seriously harmed. Additionally, healthcare reform is receiving significant attention both in the United States and abroad, and legislation and regulations affecting the pricing of and reimbursement for pharmaceuticals may adversely change before our products are approved for commercial use.

Our animal testing and our use of hazardous materials could subject us to regulatory scrutiny and adverse publicity

   Much of our research and development involves the testing of compounds on laboratory animals. We may be harmed by changes in laws and regulations or by social pressures that would restrict the use of animals in testing. We may also be harmed by actions against us or our collaborators by groups of individuals opposed to this testing. In addition, research and development processes sponsored by us involve the controlled use of hazardous materials. We and our collaborators are subject to various international, federal, state and local laws governing the use, manufacture, storage, handling and disposal of hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury. Such an event could result in our being held liable for damages, which could seriously harm our operations.

   We contract with third parties to remove hazardous wastes generated by us. The disposal of such waste, third-party waste disposal companies with which we contract, and their disposal sites are regulated by the Environmental Protection Agency. Any actions initiated by the EPA against us, our third-party waste disposal companies or their disposal sites could seriously harm our operations if we or any of our third-party waste disposal companies were to be held liable in whole or in part for any clean up costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   Our exposure to interest risk relates primarily to our investment portfolio and our long-term debt obligation.

   The fair market value of our investments in fixed rate securities and debt may be adversely impacted by fluctuations in interest rates. Our investments in floating rate securities and debt expose our interest income and expense to changes in interest rates.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. The average duration of all our investments in 1999 was less than one year. Due to the short term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

   At December 31, 1999, we had outstanding debt financing of $5.8 million which bear interest at a fixed rate of 14.8% per annum. We have determined that there is no material exposure to interest rate risk from the debt financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The index to Centaur's Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

 Executive Officers, Directors and Key Employees

   Our executive officers, directors and key employees are as follows:

   Name                                     Age             Position
   ----                                     ---             --------
   Steinar J. Engelsen, M.Sc., M.D.(2)(5)..  49 Acting Chief Executive Officer
                                                and Chairman of the
                                                Board of Directors
   Charles R. Engles(1)....................  52 Acting Chief Operating Officer
                                                and Director
   John M. Carney, Ph.D.(1)(2).............  53 Chief Technical Officer and
                                                Director
   Lucy O. Day.............................  41 Vice President, Finance, Chief
                                                Financial Officer,
                                                Treasurer and Secretary
   William A. Garland, Ph.D. ..............  55 Executive Vice President,
                                                Pharmaceutical Development
   Paul L. Wood, Ph.D. ....................  51 Senior Vice President, Research
   Kirk R. Maples, Ph.D. ..................  41 Vice President, Pharmaceutical
                                                Discovery
   John J. Vajda...........................  60 Vice President, Operations
   Graham K. Crooke, MB.BS.(2)(3)(5).......  41 Director
   Robert A. Floyd, Ph.D.(5)...............  59 Director
   Selvi Vescovi(3)(4)(5)..................  69 Director

--------
(1)  Member of the Intellectual Property Oversight Committee.
(2)  Member of the Regulatory Oversight Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Finance and Audit Committee.
(5)  Member of the Nominating Committee.

   Steinar J. Engelsen, M.Sc., M.D. Dr. Engelsen was appointed Acting Chief Executive Officer effective January 1, 2000, and has been a director of Centaur and member of the Regulatory Oversight Committee since June 1998 and a member of the Nominating Committee since September 1999. He was elected Chairman of the Board of Directors in February 1999. Dr. Engelsen has been a consultant to Centaur since February 1999. Since November 1996, Dr. Engelsen has been a partner of Teknoinvest Management AS, a venture capital firm based in Norway. From 1989 until September 1996, Dr. Engelsen held various management positions within Hafslund Nycomed AS, a pharmaceutical company based in Europe, and affiliated companies. He was responsible for therapeutic research and development, most recently serving as Senior Vice President, Research and Development of Nycomed Pharma AS from January 1994 until September 1996. Dr. Engelsen received an M.Sc. in nuclear chemistry and an M.D. from the University of Oslo, and is a Certified European Financial Analyst. Dr. Engelsen is a director of several privately-held companies.

   Charles R. Engles. Mr. Engles was appointed Acting Chief Operating Officer effective December 15, 1999, and has been a director of Centaur and a member of the Intellectual Property Oversight Committee since June 1998. Since November 1997, Mr. Engles has been President and Chief Executive Officer of Cutanix, an affiliate of Centaur engaged in development of products for dermatology, cosmetics and other skin care applications. From October 1994 until March 1997, Mr. Engles was Chairman and Chief Executive Officer of Stillwater Mining Co., a platinum and palladium mining and processing company. From May 1989 until October 1994, Mr. Engles was Senior Vice President of Johns Manville Corp., a building materials company, where he was responsible for mining operations and corporate development. Mr. Engles received a B.A. in electrical engineering from Rice University, an M.Sc. in management from the University of Warwick and a Ph.D. in operations research from Stanford University. Mr. Engles also studied as a Rhodes scholar at Oxford University.

   John M. Carney, Ph.D. Dr. Carney is a co-founder of Centaur and has been a director since its inception in March 1992. Dr. Carney has been a member of the Intellectual Property Oversight Committee since May 1998 and the management representative to the Regulatory Oversight Committee since June 1998. Dr. Carney was President of Centaur from March 1992 until October 1992 and Chairman of the Board of Directors from October 1992 until July 1996. After four years as a scientific consultant to Centaur, Dr. Carney joined Centaur as its full time Chief Technical Officer in June 1996. From 1987 until June 1996, Dr. Carney was an Associate Professor of Pharmacology at the University of Kentucky College of Medicine. He has published over 100 papers in the fields of pharmacology and neurophysiology. Dr. Carney received a B.S. in biology from St. Mary's College, an M.S. in vertebrate zoology from San Diego State University, and a Ph.D. in pharmacology from the University of Michigan at Ann Arbor.

   Lucy O. Day, CPA. Ms. Day joined Centaur as Controller in February 1994. She was appointed Director of Finance in February 1997, Director of Finance and Administration in February 1998, Vice President, Finance, Chief Financial Officer and Treasurer in February 1999, and Secretary in September 1999. Prior to joining Centaur, Ms. Day worked at Bank of America NT&SA from 1990 to January 1994, most recently as Vice President, Financial Consolidation and Reporting from January 1993 to January 1994. Ms. Day received a B.A. in political economies of industrial societies from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

   William A. Garland, Ph.D. Dr. Garland joined Centaur as Vice President, Pharmaceutical Development in August 1994 and became Executive Vice President, Pharmaceutical Development in February 1997. Prior to joining Centaur, Dr. Garland spent 20 years with Hoffmann-La Roche Inc., a pharmaceutical company, most recently as Senior Director and U.S. Head of International Project Management from March 1991 until July 1994. Dr. Garland received a B.S. in chemistry from the University of San Francisco and a Ph.D. in medicinal chemistry from the University of Washington School of Pharmacy.

   Paul L. Wood, Ph.D. Dr. Wood joined Centaur as Senior Vice-President, Research in January 2000. Prior to joining Centaur, Dr. Wood worked at Elan Pharmaceuticals from 1997 to January 2000, most recently as Sr. Vice President, Research & Preclinical Development. From 1993 to 1997, Dr. Wood was Vice-President, Preclinical Drug Development of CoCensys Inc. Dr. Wood received a B.Sc in biology/biochemistry from Trent University at Ontario, Canada and a Ph.D. in pharmacology from Queen's University at Ontario, Canada.

   Kirk R. Maples, Ph.D. Dr. Maples joined Centaur as Director of Biochemistry in May 1993. He became Senior Director and Group Project Leader in February 1995 and Vice President, Pharmaceutical Discovery in February 1996. Prior to joining Centaur, Dr. Maples was an Associate Scientist at the Inhalation Toxicology Research Institute from 1989 to April 1993 and was a Clinical Assistant Professor at the University of New Mexico College of Pharmacy from August 1991 to April 1993. Dr. Maples received a B.S. in chemistry from the University of Missouri at Kansas City and a Ph.D. in inorganic chemistry from Duke University.

   John J. Vajda. Mr. Vajda joined Centaur in January 1997 as Director of Operations and became Vice President, Operations in charge of facilities, manufacturing and process development in February 1998. Prior to joining Centaur, Mr. Vajda was General Manager at Biostride, Inc., an in vitro diagnostic product company, from October 1995 to October 1996. From February 1993 to October 1995, Mr. Vajda was Director of Operations of OCULEX Pharmaceuticals, Inc., a manufacturer of pharmaceuticals for eye care. Mr. Vajda has attended New York University in biology and chemistry.

   Graham K. Crooke, MB.BS. Dr. Crooke has been a director of Centaur since September 1995, a member of the Compensation Committee since November 1995 and a member of the Regulatory Oversight Committee since June 1998 and a member of the Nominating Committee since September 1999. Dr. Crooke is a consultant to Ticonderoga Capital, Inc., a venture capital firm. From September 1997 to March 2000, Dr. Crooke was a principal of Ticonderoga Capital, Inc. (formerly Dillon Read Venture Capital) which provides management services to Concord Partners II, L.P., a principal stockholder of Centaur. From April 1992 to September 1997, Dr. Crooke held various positions with Dillon Read Venture Capital, most recently as Vice

President. Dr. Crooke is a director of several privately held companies. He earned his medical degree from the University of Western Australia and an M.B.A. from the Stanford Graduate School of Business.

   Robert A. Floyd, Ph.D. Dr. Floyd is a co-founder of Centaur and has been a director of Centaur since March 1999 and a member of the Nominating Committee since September 1999. Dr. Floyd has been head of the Free Radical Biology and Aging Program at the Oklahoma Medical Research Foundation and Professor of Biochemistry and Molecular Biology at the University of Oklahoma Medical School in Oklahoma City, Oklahoma since 1987. Dr. Floyd has published over 200 peer-reviewed papers on the identification and quantification of free radicals in biological systems, their roles in aging and disease, and related subjects.
Dr. Floyd received a B.S. and M.S. in agronomy and agriculture from the University of Kentucky and a Ph.D. in agronomy from Purdue University. Dr. Floyd is Chairman of our Scientific Advisory Board and a consultant to Centaur.

   Selvi Vescovi. Mr. Vescovi has been a director of Centaur since May 1996 and a member of the Finance and Audit Committee and Compensation Committee since May 1998 and a member of the Nominating Committee since September 1999. Since 1988, Mr. Vescovi has been a consultant to the pharmaceutical industry. Prior to 1988, Mr. Vescovi spent 35 years with Upjohn Company, a pharmaceutical company, serving in a variety of senior positions, including President and General Manager of the International Division. From May 1992 until June 1996, Mr. Vescovi was Chairman of the Board of Carrington Laboratories, Inc., a research-based pharmaceutical and medical device company. Mr. Vescovi currently is a director of Carrington Laboratories, Inc. and one privately held company. Mr. Vescovi received a B.S. in biology from the College of William and Mary.

   Our current authorized Board size is six directors. Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders, or until their successors are elected and qualified. A director's term may end earlier if he or she dies, resigns or is removed.

BOARD COMMITTEES

   Finance and Audit Committee. The Finance and Audit Committee of the Board consists of Mr. Vescovi and one open position. The Finance and Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors.

   Compensation Committee. The Compensation Committee of the Board consists of Dr. Crooke and Mr. Vescovi. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

   Regulatory Oversight Committee. The Regulatory Oversight Committee of the Board consists of Drs. Engelsen and Crooke. The Regulatory Oversight Committee oversees our regulatory compliance and clinical trial activities.

   Intellectual Property Oversight Committee. The Intellectual Property Oversight Committee consists of Dr. Carney and Mr. Engles. The Intellectual Property Oversight Committee makes recommendations to the Board regarding our intellectual property portfolio and reviews our policies and procedures for protecting our intellectual property rights.

   Nominating Committee. The Nominating Committee consists of Dr. Engelsen, Dr. Crooke, Dr. Floyd and Mr. Vescovi. The Nominating Committee identifies, screens and recommends to the Board qualified candidates for Board vacancies.

Compensation Committee Interlocks and Insider Participation

   None of the members of the Compensation Committee of the Board was an officer or employee of Centaur during 1998. No executive officer of Centaur serves as a member of the board of directors or compensation committee of any for-profit entity that has one or more executive officers serving on our Board or Compensation Committee, except that Mr. Frenzel, a former executive officer, served on the Board of Directors of Cutanix in 1999. The chief executive officer and a director of Cutanix, Mr. Engles, is a director and acting chief operating officer of Centaur.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

   Effective January 1999, each of our outside directors (including the Chairman of the Board of Directors) receives cash compensation for his services and reimbursement for reasonable expenses in attending Board and Board committee meetings. Cash compensation consists of a $1,500 per quarter retainer, $1,500 per Board meeting attended in person, $500 per Board meeting attended by telephone, and $500 per Board committee meeting attended. In addition, each year, each outside director receives options to purchase 5,000 shares of our common stock under the Directors Plan, as described below. New outside directors receive prorated option grants under the Directors Plan when they join the Board. The Chairman of the Board of Directors also receives $1,500 per day for consulting services rendered on-site outside of Board meetings and options to purchase 15,000 shares of our common stock per year at fair market value under a consulting agreement.

   Prior to 1999, our directors did not receive cash compensation for their services as directors (other than Mr. Vescovi, who received a fee of $1,000 per month). However, we did reimburse directors for their reasonable expenses in attending Board meetings and grant them equity incentives. In February 1998, Dr. Crooke and Mr. Vescovi each received a nonqualified stock option under our 1993 Equity Incentive Plan to purchase 5,000 shares of common stock at $4.00 per share, expiring in 2008. Also in February 1998, Dr. Engelsen, who became a director of Centaur in June 1998, received a warrant to purchase 5,000 shares of common stock at $4.00 per share. This warrant vests monthly over 36 months as long as Dr. Engelsen is a consultant and/or director. In connection with his June 1998 appointment as a director of Centaur, Mr. Engles received a nonqualified stock option to purchase 5,000 shares of common stock at $6.50 per share, expiring in 2008.

   In June 1998, the Board adopted the Directors Plan, which became effective on October 13, 1998. As of December 31, 1999, 125,000 shares of common stock were reserved for issuance under the Directors Plan and options to purchase 41,111 shares of common stock at an exercise price of $11.00 per share were outstanding. Only Board members who are not our employees are eligible to participate in the Directors Plan. Each eligible director who first becomes a member of the Board is automatically granted an initial option for a number of shares equal to 417 shares multiplied by the number of full and partial calendar months between the date he or she first becomes a director and the following May 1. On May 1 of each year, each eligible director is automatically granted an additional option to purchase 5,000 shares if the director has been a member of the Board continuously since the date of grant of the director's initial option, or if the director did not receive an initial option, he or she has served continuously as a Board member since the prior May 1. All options granted under the Directors Plan will vest monthly over a three-year period, with one thirty-sixth of the shares vesting each month, provided that the optionee continues to be a member of the Board or a consultant to Centaur. The exercise price of all options granted under the Directors Plan will be the fair market value of the common stock on the date of grant, as determined by our Board.

Executive Compensation

   The following table shows all compensation awarded to, earned by or paid for services rendered to us in all capacities during 1997, 1998 and 1999 by our chief executive officer and our other executive officers or former executive officers who earned at least $100,000 in 1999.

                           SUMMARY COMPENSATION TABLE

                                                                 Long-term
                                                            Compensation Awards
                                                            -------------------
                                                  Annual        Securities
                                               Compensation      Underlying
   Name and Principal Positions           Year    Salary         Options(#)
   ----------------------------           ---- ------------     ----------
   Brian D. Frenzel*..................... 1999   $255,331         15,600
    Former President and Chief Executive  1998    232,514         20,000
    Officer                               1997    218,877         15,000


   John M. Carney, Ph.D.................. 1999   $202,732         10,125
    Chief Technical Officer               1998    192,933         15,000
                                          1997    157,219          6,250


   Lucy O. Day........................... 1999   $125,792         25,075
    Chief Financial Officer               1998    100,673         11,400
                                          1997     90,305          6,000


   William A. Garland, Ph.D.............. 1999   $210,934         25,280
    Executive Vice President,             1998    198,711         20,000
    Pharmaceutical Development            1997    187,056         20,000


   Kirk R. Maples, Ph.D.................. 1999   $130,729          7,605
    Vice President, Pharmaceutical        1998    121,357          7,500
    Discovery                             1997    126,403         10,000

--------
* Mr. Frenzel resigned from his positions as Centaur's President and Chief Executive Officer, effective December 31, 1999. Steinar J. Engelsen was appointed Acting Chief Executive Officer effective January 1, 2000 and his annual compensation in the form of payment under a consulting agreement was $28,500 in 1999.

   The following table shows information about each option grant during 1999 to the executive officers named in the Summary Compensation Table above. According to Securities and Exchange Commission rules, the table shows the hypothetical gains or "option spreads" for each option at the end of its ten-year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                              OPTIONS TO PURCHASE
                             OPTION GRANTS IN 1999

                                       Individual Grants
                         ---------------------------------------------
                                                                        Potential Realizable
                                                                       Value at Assumed Annual
                         Number of   Percent of                         Rates of Stock Price
                         Securities Total Options                      Appreciation for Option
                         Underlying  Granted to   Exercise                      Term
                          Options   Employees in  Price per Expiration ------------------------
Name                      Granted       1999        Share      Date         5%         10%
----                     ---------- ------------- --------- ---------- ----------- ------------
Brian D. Frenzel........   15,600        5.0%      $11.00    2/26/09   $   107,918 $   273,486
John M. Carney, Ph.D....   10,125        3.2        11.00    2/26/09        70,043     177,503
Lucy O. Day.............   25,075        8.0        11.00    2/26/09       173,465     439,594
William A. Garland,
 Ph.D...................   25,280        8.1        11.00    2/26/09       174,883     443,188
Kirk R. Maples, Ph.D....    7,605        2.4        11.00    2/26/09        52,610     133,325

   The 5% and 10% assumed annual compound rates of stock price appreciation in the table above are required by the rules of the Securities and Exchange Commission and do not represent our estimates or projections of future common stock prices.

   All the options shown in the above table are incentive stock options to purchase shares of common stock. Options vest monthly over a four-year period, with one forty-eighth of the shares vesting each month, provided that the optionee continues to render services to us. The options were granted at an exercise price equal to the fair market value of our common stock on the date of grant, as determined by our Board.

   The following table provides information about stock options exercises by each of the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 1999. It also provides information about unexercised stock options held by these officers as of December 31, 1999, and values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 1999. The value of in-the-money options is based on a value of $11.00 per share, the fair market value of our common stock as of December 31, 1999, as determined by our Board of Directors.

                       AGGREGATE OPTION EXERCISES IN 1999
                              AND YEAR-END VALUES

                                                    Number of Securities
                                                   Underlying Unexercised     Value of Unexercised
                                                   Options at Fiscal Year-   In-the-Money Options at
                           Shares                            end                 Fiscal Year-end
                         Acquired on    Value     ------------------------- -------------------------
                          Exercise   Realized ($) Exercisable Unexercisable Exercisable Unexercisable
                         ----------- ------------ ----------- ------------- ----------- -------------
Brian D. Frenzel........        0      $    --      137,115      27,235     $1,377,381    $115,120
John M. Carney, Ph.D....        0           --       23,855      17,520        191,899      71,276
Lucy O. Day.............        0           --       80,103      27,372        770,726      55,374
William A. Garland,
 Ph.D...................        0           --       67,711      35,790        598,581     123,982
Kirk R. Maples, Ph.D....   25,500       276,675      88,800      12,845        912,086      54,182

Employment Agreement

   We entered into an employment agreement with Mr. Frenzel, effective as of December 1, 1993, in connection with Mr. Frenzel's service as our President and Chief Executive Officer. The employment agreement had an initial term of four years and provided that Mr. Frenzel would receive an initial minimum salary of $175,000 as a full-time employee. The employment agreement renewed automatically for successive one-year terms on the same terms and conditions, unless either party notified the other of its intention to terminate at least 90 days before the expiration of the applicable term. The employment agreement provides that we may terminate Mr. Frenzel's employment with or without cause, or that Mr. Frenzel may terminate his employment voluntarily. If we terminate the employment agreement with cause, or if Mr. Frenzel terminates the employment agreement voluntarily, we are only obligated to pay Mr. Frenzel compensation and benefits he would otherwise have received through the effective date of his termination. If we terminate the employment agreement without cause, we must pay Mr. Frenzel a severance payment equal to six months' salary, payable on our normal payroll dates during that period. However, if Mr. Frenzel obtains other full-time employment during the six-month period, we will pay him one half of the amount we would have been obligated to pay from the date he obtains other employment until the end of the six-month period.

   Under the terms of the employment agreement, we granted Mr. Frenzel an incentive stock option to purchase up to 300,000 shares of common stock at a price of $0.15 per share. This option was fully vested on July 1, 1998. To date, Mr. Frenzel has purchased 221,250 shares of common stock upon exercise of the option.

   In connection with Mr. Frenzel's resignation as an officer and director of Centaur effective December 31, 1999, we currently anticipate entering into a transitional employment and consulting agreement with Mr. Frenzel. It is expected that such agreement will have the following general terms:

  . From January 1, 2000 to December 31, 2000, Mr. Frenzel will be a part-time employee of Centaur reporting to the Chairman of the Board and/or Chief Executive Officer.

  . During this period, Mr. Frenzel will continue to receive his current salary and benefits, and his options will continue to vest.

  . From January 1, 2001 to December 31, 2003, Mr. Frenzel will be a part-time consultant to Centaur reporting to the Chairman of the Board and/or CEO.

  . During this period Mr. Frenzel will be paid $125 per hour for his consulting services, as requested by the Company, and his options would continue to vest.

  . Centaur and Mr. Frenzel would enter into a mutual release and indemnification provisions.

   The arrangements with Mr. Frenzel have not been finalized, and accordingly there can be no assurance that the parties will enter into this agreement.

Employee Benefit Plans

   1993 Equity Incentive Plan. As of December 31, 1999, under our 1993 Equity Incentive Plan, options to purchase 1,416,147 shares of common stock at exercise prices from $0.10 to $10.00 per share were outstanding and options to purchase 738,038 shares of common stock had been exercised. No further options may be granted under the 1993 Incentive Plan, which has been terminated and replaced by our 1998 Equity Incentive Plan. Options granted under the 1993 Incentive Plan before its termination remain outstanding in accordance with their terms. Generally, options granted under the 1993 Incentive Plan are subject to the terms described below for options granted under the 1998 Incentive Plan.

   1998 Equity Incentive Plan. Our 1998 Equity Incentive Plan became effective on October 13, 1998 and is the successor equity incentive program to our 1993 Incentive Plan. As of December 31, 1999, options granted pursuant to our 1998 Incentive Plan to purchase 318,247 shares of common stock at an exercise price of $11.00 were outstanding, 83 shares of common stock had been exercised, and 926,935 shares of common stock were available for grant in connection with options, stock bonuses and restricted stock awards. In addition, the following shares will be available for grant and issuance in connection with future awards under the 1998 Incentive Plan:

  . Shares subject to issuance upon exercise of an option granted under the 1993 Incentive Plan or the 1998 Incentive Plan that cease to be subject to that option for any reason other than exercise of the option,

  . Shares subject to an award granted under the 1998 Incentive Plan that are subsequently repurchased by us at the original issue price, and

  . Shares subject to an award that otherwise terminates without shares being issued.

   The 1998 Incentive Plan allows us to grant stock options and stock bonuses and to issue restricted stock to our employees, officers, directors, consultants, independent contractors and advisers. The 1998 Incentive Plan is administered by the Compensation Committee of the Board, currently consisting of Dr. Crooke and Mr. Vescovi. The Compensation Committee may grant options that are either incentive stock options or nonqualified stock options, and may determine the terms of the options, including vesting, subject to certain limitations. The exercise price of incentive stock options must be 100% of the fair market value of our common stock on the date of grant, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of our common stock on the date of grant. The Compensation Committee may also grant participants stock bonus awards and restricted stock awards to purchase common stock for not less than 85% of its fair market value at the time of grant. The other terms of bonus and restricted stock awards may be determined by the Compensation Committee. The 1998 Incentive Plan will terminate in 2008, unless terminated earlier in accordance with its provisions.

   1998 Employee Stock Purchase Plan. In June 1998, the Board adopted our 1998 Employee Stock Purchase Plan, although we have not yet begun offering shares of common stock under this plan. As of December 31, 1999, 125,000 shares of common stock were reserved for issuance under the Stock Purchase

Plan. On each subsequent January 1, the number of shares reserved for issuance under the Stock Purchase Plan increases automatically by a number of shares equal to one quarter of one percent of the total outstanding shares of common stock outstanding on the immediately preceding December 31, limited to a maximum of 200,000 shares per year. Under the Stock Purchase Plan, once the first offering period commence, eligible employees may acquire shares of our common stock through payroll deductions. Except for the initial offering under the Stock Purchase Plan, each offering under the Stock Purchase Plan will be for a period of eighteen months, consisting of three six-month purchase periods. Except for the first offering period, offering periods will begin on February 1 and August 1 of each year. The Board has the authority to determine the date the first offering period will begin and its length. The Board has the power to set the beginning of any offering period, to terminate any offering period under certain circumstances and to change the length of offering periods without stockholder approval, provided that the change is announced at least 15 days before the scheduled beginning of the first offering period to be affected. Eligible employees may select a payroll deduction rate of between 2.0% and 10.0% of their compensation, up to a maximum total payroll deduction of $25,000 in any calendar year. The purchase price for common stock purchased under the Stock Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the offering period or on the last day of the applicable purchase period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows information about the beneficial ownership of our common stock as of March 27, 2000:

  . each person we know to be the beneficial owner of more than five percent of our common stock,

  .  each of our directors,

  . each of our executive officers listed in the Summary Compensation Table above, and

  .  all of our current executive officers and directors as a group.

   Percentage ownership is based on 17,500,000 shares outstanding as of March 27, 2000. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power for all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options or warrants that were exercisable as of March 27, 2000 or would become exercisable within 60 days after March 27, 2000 are considered outstanding and beneficially owned by the holder of the options or warrants to compute that person's percentage ownership. However, they are not treated as outstanding to compute the percentage ownership of any other person.

                                                     Number of    Percentage
                                                       Shares     of Shares
5% Stockholders, Directors and Named Executive      Beneficially Beneficially
Officers                                               Owned        Owned
----------------------------------------------      ------------ ------------
Graham K. Crooke, MB.BS. and
Concord Partners II, L.P.(1).......................  1,612,772       9.2%
 535 Madison Avenue, 36th Floor
 New York, New York 10022

Paul F. Glenn(2)...................................  1,389,979       7.9
 c/o Glenn Foundation
 1250 Coast Village Road, Suite K
 Santa Barbara, California 93108

Menlo Ventures IV, L.P.(3).........................  1,290,692       7.4
 3000 Sand Hill Road, Bldg. 4, Ste. 100
 Menlo Park, California 94025

                                                      Number of    Percentage
                                                        Shares     of Shares
5% Stockholders, Directors and Named Executive       Beneficially Beneficially
Officers                                                Owned        Owned
----------------------------------------------       ------------ ------------
Bismuth Investments Limited(4)......................  1,142,857        6.5
 Suite 922C
 Europort, Gibraltar

Charter Ventures, a California limited
 partnership(5).....................................  1,053,637        6.0
 525 University Avenue, Suite 1500
 Palo Alto, California 94301

Neuroscience Partners Limited Partnership(6)........    990,475        5.7
 100 International Boulevard
 Etobicoke, Ontario,
 Canada M9W 6J6

Brian D. Frenzel(7).................................    940,033        5.3
 c/o Centaur Pharmaceuticals, Inc.
 484 Oakmead Parkway
 Sunnyvale, California 94086

Robert A. Floyd, Ph.D.(8)...........................    812,290        4.6
 c/o Oklahoma Medical Research Foundation
 825 North East 13th Street
 Oklahoma City, OK 73104

John M. Carney, Ph.D.(9)............................    616,481        3.5

William A. Garland, Ph.D.(10).......................    148,100          *

Lucy O. Day(11).....................................     83,914          *

Charles R. Engles(12)...............................     41,235          *

Steinar J. Engelsen, M.D.(13).......................     26,917          *

Selvi Vescovi(14)...................................     23,228          *

All executive officers and directors as a group (9
 persons)(15).......................................  3,372,749       19.0%

--------
  * Less than 1% of our outstanding common stock
 (1) Represents 11,041 shares of common stock that may be acquired upon exercise of stock options held by Dr. Crooke that are exercisable within 60 days after December 31, 1999, 17,316 shares of common stock beneficially owned by Dr. Crooke and 1,584,415 shares held of record by Concord Partners II, L.P. Of the 17,316 shares beneficially owned by Dr. Crooke, 10,129 shares are held by Dillon, Read & Co. Inc., as agent, which shares investment control with respect to the shares with Dr. Crooke. The investment policies and affairs of Concord Partners II, L.P. are managed by its general partner, Venture Associates II, L.P. CPML Associates, Inc. is the managing general partner of Venture Associates II, L.P. Dr. Crooke, one of our directors, is a general partner of Venture Associates and a consultant to CPML.

 (2) Represents 1,300,812 shares held of record by Paul F. Glenn, Trustee, Paul
     F. Glenn Revocable Trust and 89,167 shares held of record by Glenn Foundation. Mr. Glenn is President and a member of the Board of Directors of Glenn Foundation.

 (3) MV Management IV, L.P., a California limited partnership, is the sole general partner of Menlo Ventures IV, L.P. and is deemed to have voting and investment power with respect to the shares held by Menlo Ventures IV, L.P.

 (4) Bismuth Investments Limited is a British Virgin Islands corporation. Bismuth's Board of Directors has voting and investment control of the shares held by Bismuth.

 (5) Represents 440,000 shares held of record by Charter Ventures II L.P. and 613,637 shares held of record by Charter Ventures, a California limited partnership. Mr. A. Barr Dolan and Chavencap, Limited, a British Virgin Islands corporation, are each general partners of Charter Ventures and each may be deemed to have voting and investment power with respect to the shares held by Charter Ventures. The Managing Director of Chavencap, Limited is Mr. Johnson Cha.

 (6) MDS Associes-Neuroscience Inc., a Canada corporation, is the sole general partner of Neuroscience Partners Limited Partnership and is deemed to have voting and investment power with respect to the shares held by Neuroscience Partners Limited Partnership.

 (7) Represents 797,971 shares held of record by Mr. Frenzel and his wife and 142,062 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Does not include 27,998 shares held of record by a former director on behalf of the Frenzels' minor children. Also does not include 89,167 shares held of record by Glenn Foundation, of which Mr. Frenzel serves as a member of the Board of Directors. See footnote (2). Mr. Frenzel is a former President, Chief Executive Officer and director.

 (8) Represents 800,000 shares held of record by Dr. Floyd and/or Mrs. Floyd as trustee(s) of certain trusts for the benefit of Dr. and Mrs. Floyd and members of their family and 12,290 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Dr. Floyd is Chairman of our Scientific Advisory Board and a consultant to us.

 (9) Represents 589,802 shares held of record by Dr. Carney and his wife as joint tenants and 26,679 shares that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Does not include 60,000 shares held of record by a former director as custodian for the Carney's minor children. Dr. Carney is our Chief Technical Officer and one of our directors.

(10) Represents 74,279 shares held of record by Dr. Garland and his wife and 73,821 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Dr. Garland is our Executive Vice President, Pharmaceutical Development.

(11) Represents shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000.

(12) Represents 26,514 shares held of record by Mr. Engles, 10,000 shares beneficially owned by Mr. Engles and 4,721 shares that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Mr. Engles is one of our directors and our acting chief operating officer.

(13) Represents 3,611 shares of common stock that may be acquired upon exercise of a warrant to the extent that such warrant is exercisable within 60 days after March 27, 2000 and 6,666 shares that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Also includes 11,920 shares owned of record by Eiken Invest 97 and 4,720 shares held of record by Eiken Invest 98. Dr. Engelsen shares voting and dispositive power with respect to shares held by Eiken Invest '97 and Eiken Invest '98 but disclaims any beneficial ownership. Dr. Engelsen is the Chairman of our Board of Directors, our acting chief executive officer and a consultant.

(14) Represents 5,000 shares held of record by Mr. Vescovi and 18,228 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 27, 2000. Mr. Vescovi is one of our directors.

(15) Includes 248,783 shares of common stock that may be acquired upon exercise of stock options and warrants that are exercisable within 60 days after March 27, 2000, and 1,584,415 shares held of record by Concord Partners
     II. L.P. See footnote (1). Excludes 940,333 shares of common stock, and stock options that are exercisable within 60 days after March 27, 2000, held by Brian D. Frenzel as Mr. Frenzel resigned from his positions as Centaur's President and Chief Executive Officer, effective December 31, 1999. See footnote (7).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 1996, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than five percent of our common stock or will have a direct or indirect material interest other than compensation arrangements, which are described where required under "Directors and Executive Officers of Registrant," and the transactions described below.

Securities Issuances

   From February through October 1997, we sold 2,200,000 shares of our Series D Preferred Stock to 60 individual and institutional investors at $7.50 per share, for a total price of $16,500,000, paid in cash. The investors listed below, who were our executive officers, directors or their affiliates, five percent stockholders and/or members of a five percent stockholder group at the time of the purchase, bought shares in the offering on the same terms as other investors:

  . Paul F. Glenn, Trustee, Paul F. Glenn Revocable Trust (66,667 shares), and the Glenn Foundation (33,334 shares), members of a five percent stockholder group;

  . Brian D. Frenzel, Former President, Chief Executive Officer and director and a five percent stockholder (10,000 shares);

  .  Selvi Vescovi, a director (5,000 shares);

  . Charter Ventures II, L.P. (40,000 shares), member of a five percent stockholder group;

  .  Menlo Ventures IV, L.P. (66,666 shares), a five percent stockholder; and

  . Oklahoma Medical Research Foundation (20,000 shares), of which an executive officer and trustee was then a director of Centaur.

   In October 1998, we sold 1,500,000 shares of common stock in an underwritten private offering, primarily to individual and institutional investors in Europe. The price was 14.65 Swiss francs (CHF) per share, which, using the exchange rate prevailing at the time of the transaction, approximated $11.00 per share. We received aggregate gross proceeds of $16,500,000 before deducting underwriting discounts and commissions and other offering expenses. Eiken Invest 98 AS, an investment fund, purchased 4,720 shares, and Charles R. Engles purchased 10,000 shares, of common stock in this offering on the same terms as other investors. Dr. Engelsen, one of our directors and our Acting Chief Executive Officer, has shared voting and dispositive power over the shares purchased by Invest 98 AS, but disclaims beneficial ownership.


   From January 1, 1996 to December 31, 1999, we issued warrants to purchase 45,000 shares of common stock to our consultants as compensation. The exercise prices of the warrants ranged from $3.00 to $11.00 per share. Of these, a warrant to purchase 5,000 shares of common stock at $4.00 per share was issued to Dr. Engelsen in February 1998. Dr. Engelsen was a consultant to Centaur before joining our Board in September 1998.

   From January 1, 1996 to December 31, 1999, we granted the following options to purchase shares of common stock:

  . options to purchase 1,207,229 shares to employees, officers, directors and consultants, at exercise prices from $0.30 to $10.00, under the 1993 Incentive Plan;

  . options to purchase 334,367 shares to employees, officers and consultants, at an exercise price of $11.00, under the 1998 Incentive Plan; and

  . options to purchase 45,834 shares to directors, at an exercise price of $11.00, under the Directors Plan.

   From January 1, 1996 to December 31, 1999, we issued 738,121 shares of common stock to employees, directors and consultants, at exercise prices from $0.10 to $11.00, under the 1998 Stock Plan and, prior to October 13, 1998, the 1993 Incentive Plan.

Indebtedness Of Management

   In January 1998, we made a short-term relocation loan to Joseph L. Turner, who was then our Chief Financial Officer and Treasurer. The principal amount of $371,322 accrued interest at an annual rate of 6%. Mr. Turner repaid the balance of $342,679 (net of expenses we paid) and $1,997 in accrued interest in February 1998. Mr. Turner resigned from his positions as Chief Financial Officer and Treasurer, effective February 12, 1999.

Other Transactions

   Mr. Engles, one of our directors and our acting chief operating officer, is the chief executive officer and a director and major stockholder of Cutanix, a corporation formed in November 1997 to develop dermatological drugs and cosmetics. We currently own 48% of the outstanding stock of Cutanix, and Mr. Engles currently owns 17.2% of its outstanding stock. In January 1998, we exclusively licensed to Cutanix all of our current and future technology for the fields of dermatology, cosmetics and other skin care applications. The license agreement also provides that either we or Cutanix may obtain the exclusive right to use our compounds, with some exceptions, by agreeing to take specified actions to develop the compound. Accordingly, Cutanix could obtain exclusive rights to a compound that we might otherwise choose to develop. We and Cutanix also entered into a services and supply agreement in January 1998 under which we agreed to provide certain administrative and other services to Cutanix at cost. In addition, we and Cutanix agreed that we would be the exclusive supplier of NRT active compounds to Cutanix (subject to specified rights of each party to terminate this exclusivity) at a cost-based purchase price. We provided approximately $260,000 in cash and services to Cutanix under this agreement. This amount was subsequently converted to stock. We, Mr. Engles and another stockholder of Cutanix have agreed to vote for one representative of each on the Board, subject to some limited exceptions, and have also agreed that specified major corporate actions will require the approval of 75% of the members of the Board of Directors, all for a period of ten years. In October 1998, a trust affiliated with Paul Glenn, and an investment fund managed by an entity of which Steinar Engelsen is a partner, each invested $275,000 in Cutanix. Paul Glenn is a significant stockholder of ours, and Steinar Engelsen is our Chairman of the Board and our acting chief executive officer. See "Business--Cutanix--Skin Care Affiliate" and note 2 of notes to financial statements.

   Dr. Floyd, who is the Chairman of our Scientific Advisory Board and a director, also provides consulting services to us from time to time under a consulting agreement. From January 1996 to December 31, 1999, we paid Dr. Floyd $169,000 as compensation for consulting services. Separately, Dr. Floyd received an option to purchase 10,000 shares of common stock at a purchase price of $0.50 per share in May of 1996 in connection with his service as a Scientific Advisory Board member and consultant. We also fund research in Dr. Floyd's laboratory at the Oklahoma Medical Research Center on the evaluation of NRTs that may be useful as pharmaceuticals. Since January 1, 1996, we paid the Oklahoma Medical Research Center $336,000 under a research contract for work done in Dr. Floyd's laboratory.

   Dr. Engelsen, who is Chairman of our Board of Directors and our acting chief executive officer, also provides consulting services to us under a consulting agreement. The agreement provides for a fee of $1,500 per day for consulting services rendered on site outside of Board meetings and options to purchase 15,000 shares of common stock per year at fair market value.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements. Centaur's financial statements filed herewith are as follows:

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................. F-2

Balance Sheets............................................................. F-3

Statements of Operations................................................... F-4

Statements of Stockholders' Equity......................................... F-5

Statement of Cash Flows.................................................... F-6

Notes to Financial Statements.............................................. F-7

   (a)(2) Financial Statement Schedules.

   Financial Statement Schedules are omitted because the information called for is not required or is shown either in the financials statements or the notes thereto.

   (a)(3) Exhibits.

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
  3.01   Registrant's Amended and Restated Certificate of Incorporation.
          Incorporated by reference to Exhibit 3.02 to the Registrant's
          Registration Statement on Form S-1 (File No. 333-57165) declared effective by the Securities and Exchange Commission on October 13,
          1998 (the "1998 S-1").

  3.02   Registrant's Bylaws. Incorporated by reference to Exhibit 3.03 to the
          1998 S-1.

  4.01   Form of Specimen Certificate for Registrant's Common Stock.
          Incorporated by reference to Exhibit 4.01 to the 1998 S-1.

  4.02   Third Amended and Restated Investors' Rights Agreement, dated as of
          February 14, 1997. Incorporated by reference to Exhibit 4.02 to the
          1998 S-1.

  4.03 Amendment to Third Amended and Restated Investors' Rights Agreement, dated as of September 23, 1998. Incorporated by reference to Exhibit
          4.03 to the 1998 S-1.

 10.01 Registrant's 1993 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.01 to the 1998 S-1.

 10.02   Registrant's 1998 Equity Incentive Plan. Incorporated by reference to
          Exhibit 10.02 to the 1998 S-1.

 10.03 Registrant's 1998 Directors Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the 1998 S-1.

 10.04 Registrant's 1998 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.04 to the 1998 S-1.

 10.05 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to
          Exhibit 10.05 to the 1998 S-1.

 10.06   Master Loan and Security Agreement between the Registrant and Finova
          Technology Finance, Inc., dated as of November 3, 1997; Loan and
          Security Agreement No. 1 dated April 22, 1998 between the Registrant and Finova Technology Finance, Inc.; Commitment Letter between the
          Registrant and Finova Technology Finance, Inc., dated as of October
          7, 1997 (as revised on December 23, 1997), as amended April 20, 1998;
          Leasehold Deeds of Trust dated November 3, 1997 executed by the
          Registrant; Promissory Note dated April 22, 1998 executed by
          Registrant. Incorporated by reference to Exhibit 10.06 to the 1998 S-
          1.

 Exhibit
 Number  Exhibit Title
 ------- -------------
 10.07   Lease for 484 Oakmead Parkway, Sunnyvale, CA dated February 25, 1993, as amended August 18, 1995. Incorporated by reference to Exhibit
          10.07 to the 1998 S-1.

 10.08 Sublease for additional space at 484 Oakmead Parkway, Sunnyvale, CA dated March 22, 1995. Incorporated by reference to Exhibit 10.08 to the 1998 S-1.

 10.09   Lease for 1220 Memorex Drive, Suite 100, Santa Clara, CA dated
          February 12, 1997. Incorporated by reference to Exhibit 10.09 to the
          1998 S-1.

 10.10 Lease for 1220 Memorex Drive, Suites 200 and 300, Santa Clara, CA dated September 12, 1997. Incorporated by reference to Exhibit 10.10 to the 1998 S-1.

 10.11 License with UKRF and OMRF dated July 15, 1992. Incorporated by reference to Exhibit 10.11 to the 1998 S-1.*

 10.12   First Amendment to License with UKRF and OMRF dated September 29,
          1995. Incorporated by reference to Exhibit 10.12 to the 1998 S-1.*

 10.13   Development, License and Marketing Agreement with Astra AB dated
          September 26, 1995. Incorporated by reference to Exhibit 10.13 to the
          1998 S-1.*

 10.14 Supply Agreement with Astra AB dated September 26, 1995. Incorporated by reference to Exhibit 10.14 to the 1998 S-1.*

 10.15   Amendments to Development, License and Marketing Agreement with Astra
          AB dated July 8, 1997 and October 7, 1997. Incorporated by reference to Exhibit 10.15 to the 1998 S-1.

 10.16   Development, Patent and Trademark/Know-How Licensing and Supply
          Agreement--CPI-1189 with H. Lundbeck A/S dated October 31, 1996, as amended as of October 31, 1996. Incorporated by reference to Exhibit
          10.16 to the 1998 S-1.*

 10.17 Employment Agreement with Brian D. Frenzel dated December 1, 1993, and associated Stock Option Agreements. Incorporated by reference to
          Exhibit 10.17 to the 1998 S-1.

 10.18   License Agreement dated January 15, 1998 between Registrant and
          Cutanix Corporation. Incorporated by reference to Exhibit 10.18 to the 1998 S-1.*

 10.19   Services and Supply Agreement dated January 15, 1998 between
          Registrant and Cutanix Corporation. Incorporated by reference to
          Exhibit 10.19 to the 1998 S-1.*

 10.20   Stockholders' Agreement dated January 15, 1998 by and among Cutanix
          Corporation and certain stockholders of Cutanix Corporation.
          Incorporated by reference to Exhibit 10.20 to the 1998 S-1.

 10.21   License Agreement dated January 1, 1998 by and among OMRF and
          Registrant. Incorporated by reference to Exhibit 10.21 to the 1998 S-
          1.*

 10.22 Separation Agreement and General Release effective January 15, 1999 between the Registrant and Joseph L. Turner. Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form
          10-K405 filed with the Securities and Exchange Commission on March
          31, 1999.

 10.23   Letter of Engagement between Registrant and Bank Vontobel.
          Incorporated by reference to Exhibit 1.02 to the Registrant's
          Registration Statement on Form S-1 (File No. 333-96053) declared effective by the Securities and Exchange Commission on March 8, 2000.

 23.01   Consent of Ernst & Young LLP, independent auditors.

 27.01   Financial Data Schedule.

--------
* Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTAUR PHARMACEUTICALS, INC.

                                                    /s/ Lucy O. Day
Dated: March 29, 2000                     By: _________________________________
                                                        Lucy O. Day
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary

                               POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints Lucy O. Day his or her true and attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or her substitute, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Name                             Title                   Date
                ----                             -----                   ----

Principal Executive Officer:

    /s/ Steinar J. Engelsen          Acting Chief Executive Officer March 29, 2000
____________________________________  and a Director
        Steinar J. Engelsen

Principal Financial Officer and
Principal Accounting Officer:

        /s/ Lucy O. Day              Chief Financial Officer,       March 29, 2000
____________________________________  Treasurer and Secretary
            Lucy O. Day

Additional Directors:

                                     Director
____________________________________
           John M. Carney

      /s/ Graham K. Crooke           Director                       March 29, 2000
____________________________________
          Graham K. Crooke

     /s/ Charles R. Engles           Director                       March 29, 2000
____________________________________
         Charles R. Engles

      /s/ Robert A. Floyd            Director                       March 29, 2000
____________________________________
          Robert A. Floyd

       /s/ Selvi Vescovi             Director                       March 29, 2000
____________________________________
           Selvi Vescovi

                         CENTAUR PHARMACEUTICALS, INC.

                              FINANCIAL STATEMENTS

         Each of the three years in the period ended December 31, 1999

                                    Contents

Report of Ernst & Young LLP, Independent Auditors........................... F-2

Financial Statements

Balance Sheets.............................................................. F-3
Statements of Operations.................................................... F-4
Statements of Stockholders' Equity (Net Capital Deficiency)................. F-5
Statements of Cash Flows.................................................... F-6
Notes to Financial Statements............................................... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

                               ERNST & YOUNG LLP
                             1451 CALIFORNIA AVENUE
                       PALO ALTO, CALIFORNIA U.S.A. 94304

The Board of Directors and Stockholders
Centaur Pharmaceuticals, Inc.

   We have audited the accompanying balance sheets of Centaur Pharmaceuticals, Inc. as of December 31, 1997, 1998 and 1999, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centaur Pharmaceuticals, Inc. at December 31, 1997, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles of the United States of America.

                                          /s/ Ernst & Young LLP

Palo Alto, California, U.S.A.
February 21, 2000

                         CENTAUR PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                         December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Assets
Current assets:
  Cash and cash equivalents......................  $ 1,469  $  5,628  $  5,197
  Short-term investments.........................   12,164    12,906     7,379
  Contract revenue receivable....................       84         7       --
  Prepaid expenses...............................      343       128       457
  Other current assets...........................      329       444       520
                                                   -------  --------  --------
    Total current assets.........................   14,389    19,113    13,553
Long-term investments............................      --      5,579       --
Property and equipment, net......................    9,635    11,665     9,287
Investment in affiliates.........................      --        695       376
Other assets, net of accumulated amortization of
 $47 as of December 31, 1997 and none as of
 December 31, 1998 and 1999......................      219       181       179
                                                   -------  --------  --------
                                                   $24,243  $ 37,233  $ 23,395
                                                   =======  ========  ========
Liabilities and stockholders' equity (net capital
 deficiency)
Current liabilities:
  Accounts payable...............................  $ 1,675  $    568  $    888
  Accrued compensation...........................      169       203       305
  Other accrued liabilities......................    1,062     1,126     1,175
  Short-term portion of obligations under capital
   lease.........................................      183        89       --
  Current portion of long-term debt..............      --      1,967     2,308
                                                   -------  --------  --------
    Total current liabilities....................    3,089     3,953     4,676
Deferred revenue.................................       84     1,500     1,499
Long-term debt...................................      --      5,802     3,470
Commitments and contingencies
Redeemable convertible preferred stock, $0.001
 par value; 10,922,735 shares authorized;
 issuable in series; 10,922,735 shares issued and
 outstanding at December 31, 1997, and none
 outstanding at December 31, 1998 and December
 31, 1999, aggregate redemption value of
 $28,310,242 at December 31, 1997 and none at
 December 31, 1998 and December 31, 1999.........   28,105       --        --
Stockholders' equity (net capital deficiency):
  Preferred stock, $0.001 par value, none
   authorized, issued and outstanding at December
   31, 1997 and 3,000,000 shares authorized, none
   issued and outstanding at December 31, 1998
   and December 31, 1999.........................      --        --        --
  Common stock, $0.001 par value; 18,200,000
   shares authorized; 2,901,336 shares issued and
   outstanding at December 31, 1997, and
   33,000,000 shares authorized, 15,441,663 and
   15,595,831 issued and outstanding at December
   31, 1998 and December 31, 1999, respectively..        3        15        16
  Additional paid-in capital.....................    2,457    47,221    46,527
  Deferred compensation..........................   (1,945)   (2,970)   (1,265)
  Accumulated other comprehensive income (loss)..        1       (52)       (7)
  Accumulated deficit............................   (7,551)  (18,236)  (31,521)
                                                   -------  --------  --------
    Total stockholders' equity (net capital
     deficiency).................................   (7,035)   25,978    13,750
                                                   -------  --------  --------
                                                   $24,243  $ 37,233  $ 23,395
                                                   =======  ========  ========

                See accompanying notes to financial statements.

                         CENTAUR PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                  Years ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Net revenue from collaborative agreements and
 grants.......................................... $ 9,573  $  6,663  $  7,429
Operating expenses:
  Research and development.......................  15,646    13,629    16,176
  General and administrative.....................   2,266     3,494     4,089
                                                  -------  --------  --------
    Total operating expenses.....................  17,912    17,123    20,265
                                                  -------  --------  --------
Loss from operations.............................  (8,339)  (10,460)  (12,836)
Share of losses in affiliate.....................     --       (305)     (319)
Interest and other income........................   1,145       939       917
Interest and other expense.......................     (38)     (859)   (1,047)
                                                  -------  --------  --------
Net loss......................................... $(7,232) $(10,685) $(13,285)
                                                  =======  ========  ========
Net loss per share, basic and diluted............ $ (2.64) $  (1.90) $  (0.85)
                                                  =======  ========  ========
Shares used in computing net loss per share,
 basic and diluted...............................   2,742     5,614    15,549
                                                  =======  ========  ========


                See accompanying notes to financial statements.

                         CENTAUR PHARMACEUTICALS, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (in thousands, except share data)

                                                                                                  Total
                                                                     Accumulated              Stockholders'
                            Common Stock    Additional                  Other                  Equity (Net
                          -----------------  Paid-In     Deferred   Comprehensive Accumulated    Capital
                            Shares   Amount  Capital   Compensation    Income       Deficit    Deficiency)
                          ---------- ------ ---------- ------------ ------------- ----------- -------------
Balance at December 31,
 1996...................   2,649,303  $ 3    $   114     $   (42)       $ (1)      $   (319)    $   (245)
Unrealized gain on
 available-for-sale
 securities of $1, net
 of reclassification
 adjustment for gains
 included in net loss of
 $1.....................         --   --         --          --            2            --             2
Net loss for the year
 ended December 31,
 1997...................         --   --         --          --          --          (7,232)      (7,232)
                                                                                                --------
Comprehensive loss......         --   --         --          --          --             --        (7,230)
                                                                                                --------
Issuance of common stock
 on exercise of stock
 options by employees,
 former employees and a
 board of directors
 member.................     252,033  --          50         --          --             --            50
Deferred compensation
 related to certain
 options and warrants
 granted to employees
 and consultants........         --   --       2,293      (2,293)        --             --           --
Amortization of deferred
 compensation...........         --   --         --          390         --             --           390
                          ----------  ---    -------     -------        ----       --------     --------
Balance at December 31,
 1997...................   2,901,336    3      2,457      (1,945)          1         (7,551)      (7,035)
Unrealized loss on
 available for sale
 securities of $53, net
 of $0 reclassification
 adjustment for gains
 included in net
 income.................         --   --         --          --          (53)           --           (53)
Net loss for the year
 ended December 31,
 1998...................         --   --         --          --          --         (10,685)     (10,685)
                                                                                                --------
Comprehensive loss......         --   --         --          --          --             --       (10,738)
                                                                                                --------
Conversion of redeemable
 convertible preferred
 stock to common stock
 immediately prior to
 the underwritten
 offering...............  10,922,735   11     28,094         --          --             --        28,105
Sale of common stock,
 net of issuance costs..   1,500,000    1     13,621         --          --             --        13,622
Issuance of common stock
 on exercise of stock
 options................      85,347  --          37         --          --             --            37
Issuance of common stock
 on exercise of
 warrants...............      32,245  --          62         --          --             --            62
Gain on issuance of
 stock by affiliate.....         --   --         739         --          --             --           739
Deferred compensation
 related to certain
 options and warrants
 granted to employees
 and consultants........         --   --       2,211      (2,211)        --             --           --
Amortization of deferred
 compensation...........         --   --         --        1,186         --             --         1,186
                          ----------  ---    -------     -------        ----       --------     --------
Balance at December 31,
 1998...................  15,441,663   15     47,221      (2,970)        (52)       (18,236)      25,978
Unrealized gain on
 available-for-sale
 securities of $45, net
 of reclassification
 adjustment for
 gains/losses included
 in net loss of $0......         --   --         --          --           45            --            45
Net loss for the year
 ended December 31,
 1999...................         --   --         --          --          --         (13,285)     (13,285)
                                                                                                --------
Comprehensive loss......         --   --         --          --          --             --       (13,240)
                                                                                                --------
Issuances of common
 stock on exercise of
 stock options..........     154,168    1        181         --          --             --           182
Adjustment to deferred
 compensation for
 cancellation of
 options................         --   --        (875)        875         --             --           --
Amortization of deferred
 compensation...........         --   --         --          830         --             --           830
                          ----------  ---    -------     -------        ----       --------     --------
Balance at December 31,
 1999...................  15,595,831  $16    $46,527     $(1,265)       $ (7)      $(31,521)    $ 13,750
                          ==========  ===    =======     =======        ====       ========     ========

                See accompanying notes to financial statements.

                         CENTAUR PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Operating activities
Net loss........................................  $ (7,232) $(10,685) $(13,285)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     1,060     1,446     2,940
  Amortization of deferred compensation.........       390     1,186       830
  Share of losses in affiliate..................       --        305       319
  Changes in assets and liabilities:
    Contract revenue receivable, net of
     allowance..................................       892        77         7
    Prepaid expenses and other current assets...      (424)      100      (405)
    Other assets................................      (154)       32         2
    Accounts payable............................     1,300    (1,107)      320
    Accrued compensation........................        70        34       102
    Other accrued liabilities...................      (302)       64        49
    Deferred revenue............................    (1,704)    1,416        (1)
    Long-term liabilities.......................       (69)      --        --
                                                  --------  --------  --------
Net cash used in operating activities...........    (6,173)   (7,132)   (9,122)
                                                  --------  --------  --------
Investing activities
Purchase of property and equipment..............    (7,542)   (3,471)     (562)
Purchase of available-for-sale securities.......   (34,219)  (21,439)   (2,749)
Maturity and sale of available-for-sale
 securities.....................................    27,322    15,065    13,900
Cash contributions to affiliate.................       --       (260)      --
                                                  --------  --------  --------
Net cash (used in) provided by investing
 activities.....................................   (14,439)  (10,105)   10,589
                                                  --------  --------  --------
Financing activities
Proceeds from issuances of common stock.........        50    13,721       182
Net proceeds from issuance of preferred stock...    16,407       --        --
Principal payments on asset financing
 arrangements...................................       (75)      (94)      (89)
Proceeds from debt financing....................       --      9,159       --
Principal repayments on debt financing..........       --     (1,390)   (1,991)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    16,382    21,396    (1,898)
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................    (4,230)    4,159      (431)
Cash and cash equivalents at beginning of
 period.........................................     5,699     1,469     5,628
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $  1,469  $  5,628  $  5,197
                                                  ========  ========  ========
Supplemental disclosure of cash flow information
  Interest paid.................................  $     38  $    848  $  1,024
                                                  ========  ========  ========
  Income taxes paid (refund)....................  $    515  $   (498) $    --
                                                  ========  ========  ========

                See accompanying notes to financial statements.

                         CENTAUR PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999

1. Summary of Significant Accounting Policies

 Organization and Basis of Presentation

   Centaur Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware on March 17, 1992. The Company was founded to commercialize proprietary pharmaceutical technology with broad potential applications in neurodegenerative diseases and other disorders.

   The financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("U.S.") and are stated in U.S. dollars ("$").

   The Company's current operating plans anticipates that the Company will require additional capital to fund its operations and continue its research and development programs. To date, the Company has financed its operations mainly with research support funding from its collaboration with AstraZeneca PLC (for which funding will end in June 2000), proceeds from the sale of its common stock and long-term debt financing. The Company is currently seeking additional financing through an offering to sell approximately 1 million shares of its common stock. This offering is expected to raise net proceeds of approximately $11 million which would provide the Company with funds for its operations through at least the end of December 31, 2000. Should the Company fail to close this financing it will be required to reduce its operations through cut-backs in its expenditures, including reductions in headcount and also by eliminating one or more of its non-core research and development programs (see Note 10).

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with remaining maturities greater than three months at the date of purchase are considered short-term investments. At December 31, 1997, 1998 and 1999, cash equivalents consisted of money market accounts. The Company invests its excess cash balances in marketable securities with maturities of two years or less. These investments primarily consist of corporate debt securities.

   Management determines the appropriate classification of debt securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at the time of purchase and reevaluates such designation as of each balance sheet date. In the periods presented, all investments were classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity. At December 31, 1997, 1998 and 1999, the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense and have been immaterial in all periods presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest.

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


 Concentrations of Credit Risk

   Cash, cash equivalents and available for-sale investments are financial instruments which potentially subject the Company to concentrations of risk. Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.

   The net revenue from collaborative agreements and the related contract revenue receivable at December 31, 1997 and 1998 are earned primarily under two collaborative arrangements the Company has entered into. One of these collaborations was terminated in March 1998 and net revenue in 1999 was derived principally from the collaboration with AstraZeneca PLC (see note 3).

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

   At December 31, 1999, the Company had a 48% interest in Cutanix Corporation ("Cutanix").

 Property and Equipment

   Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the five year estimated useful lives of the assets. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999

improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

 Net Loss Per Share

   Basic net loss per share has been calculated using the weighted-average common shares outstanding during the periods. Diluted loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants calculated using the treasury stock method. For the periods presented, diluted loss per share is the same as basic net loss per share as the Company is in a net loss position.

   The following outstanding options and warrants (prior to the application of the treasury stock method), and convertible redeemable preferred stock (on an as converted basis) were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect (in thousands):

                                                                 Years ended
                                                                 December 31,
                                                              ------------------
                                                               1997  1998  1999
                                                              ------ ----- -----
     Options and warrants....................................  1,584 1,736 1,821
     Convertible redeemable preferred stock.................. 10,923   --    --

 Impairment of Long-Lived Assets

   In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 1999, there have been no such losses.

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

 Segmental Reporting

   Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment. Accordingly, the adoption of this Statement had no impact on the Company's financial statements.

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


 Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standard No. 137, which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not expect SFAS 133 to have an impact on the Company's results of operations or financial condition when adopted.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first quarter of fiscal years beginning after December 15, 1999, with implementation provisions delayed until the second quarter of 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle as of the first quarter, at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000.

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

   In October 1998, Cutanix completed a private placement of 399,600 shares of convertible preferred stock at $5.00 per share, resulting in gross proceeds of $1,998,000, of which $1,555,000 was received in cash while the remainder was used to satisfy outstanding obligations. The Company participated in the private placement through the conversion of amounts due from Cutanix of approximately $260,000 into 52,000 shares of the preferred stock. The private placement reduced the Company's interest in Cutanix from 63% to 48% and the Company recorded the gain from the issue of Cutanix equity securities through its stockholders' equity.

   The Company's transactions with Cutanix have not been material through December 31, 1999. During the years ended December 31, 1998 and 1999, the Company's share of losses in Cutanix were $305,000 and $319,000, respectively.

3. Research and Development Arrangements

   In June 1995, the Company entered into a research and development collaboration with AstraZeneca PLC ("AstraZeneca") to develop new drugs to treat Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia. Under the terms of the agreement, AstraZeneca provides funding of up to $6,000,000 per year for five years for research and development work, subject to certain limitations and for AstraZeneca to bear the costs of its development work. In addition, payments are made to the Company based on achievement of certain drug development milestones. In return, AstraZeneca was granted exclusive worldwide marketing rights

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999

to any products resulting from this collaboration. The agreement also provides for the Company to receive a royalty on sales under the collaboration. During the years ended December 31, 1997, 1998 and 1999, the Company recognized net revenue of $7,113,000, $6,439,000 and $6,157,000, respectively, in connection with this collaboration. Costs associated with this contract, including allocated general and administrative costs, approximate the revenue recorded (exclusive of signing and milestone fees). This agreement expires on the later of 15 years after the first commercial sale of a licensed product or the expiration of applicable patents. The $6 million annual research funding is due to expire in June 2000. AstraZeneca has the right to terminate all or certain portions of this agreement upon 12 month's notice. AstraZeneca can also terminate the research funding and manufacturing rights if more than 30% of the Company's voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products.

   In October 1996, the Company entered into a four-year research and development collaboration with H. Lundbeck A/S ("Lundbeck") to jointly commercialize the Company's proprietary drug compound for Parkinson's disease. This collaboration was terminated in March 1998. Under the terms of this agreement, Lundbeck jointly funded research, development, regulatory, and other nonresearch activities with the Company. In addition, nonrefundable payments were made to the Company based on achievement of certain drug development milestones. During the year ended December 31, 1997, the Company recognized net revenue of $2,090,000 (none in the years ended December 31, 1998 and 1999), in connection with this collaboration. Costs associated with this contract including allocated general and administrative costs approximate the revenue recorded (exclusive of signing and milestone fees). In July 1998, the Company and Lundbeck entered into an agreement releasing each party from any further obligations or claims under the research and development collaboration and providing the Company with an option to use certain production processes and other intellectual property of Lundbeck in exchange for certain limited royalty payments in the event Centaur exercises such option.

   During the years ended December 31, 1997, 1998 and 1999, the Company was awarded several National Institutes of Health grants to further its research efforts related to its proprietary technology. During the years ended December 31, 1997, 1998 and 1999, the Company recognized $364,000, $217,000 and
$1,268,000, respectively, as revenue for work completed under these grants. Costs associated with these grants approximate the revenues recorded.

   Contract revenue receivable is net of allowances for doubtful accounts of $1,600,000 at December 31, 1997 (none at December 31, 1998 and 1999).

4. Investments

   The following is a summary of available-for-sale securities at December 31, 1997, 1998 and 1999 (in thousands):

                                                  Gross      Gross    Estimated
                                                Unrealized Unrealized   Fair
                                         Cost     Losses     Gains      Value
                                        ------- ---------- ---------- ---------
   U.S. corporate securities........... $11,163    $ (2)      $  3     $11,164
   U.S. government securities..........   1,000     --         --        1,000
                                        -------    ----       ----     -------
   Total as of December 31, 1997....... $12,163    $ (2)      $  3     $12,164
                                        =======    ====       ====     =======
   U.S. corporate securities........... $18,537    $(56)      $  4     $18,485
                                        -------    ----       ----     -------
   Total as of December 31, 1998....... $18,537    $(56)      $  4     $18,485
                                        =======    ====       ====     =======
   U.S. corporate securities........... $ 7,386    $ (7)      $  0     $ 7,379
                                        -------    ----       ----     -------
   Total as of December 31, 1999....... $ 7,386    $ (7)      $  0     $ 7,379
                                        =======    ====       ====     =======

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


   All of the above securities are included in the balance sheet as short-term investments at December 31, 1997 and 1999. At December 31, 1998, $12,906,000 of the above securities were classified as short-term investments, and the balance of $5,579,000 was classified as long-term investments.

   There were no material gross realized gains or losses in 1997, 1998 and 1999.

   As of December 31, 1999, the average remaining maturity of the portfolio was approximately 2 months, and the longest individual contractual maturity was 4 months.

5. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                          December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
   Laboratory and office equipment.................. $ 4,430  $ 6,506  $ 6,555
   Leasehold improvements...........................   1,065    8,802    8,847
   Construction in-process..........................   6,342      --       --
                                                     -------  -------  -------
                                                      11,837   15,308   15,402
   Less accumulated depreciation and amortization...  (2,202)  (3,643)  (6,115)
                                                     -------  -------  -------
   Property and equipment, net...................... $ 9,635  $11,665  $ 9,287
                                                     =======  =======  =======

   As of December 31, 1997 and 1998, laboratory and office equipment held under capital leases totaled $593,000, with related accumulated amortization of $512,000 and $593,000, respectively. As of December 31, 1999 there was no laboratory and office equipment held under capital leases.

6. Other Accrued Liabilities

   Other accrued liabilities consist of the following (in thousands):

                                                                December 31,
                                                            --------------------
                                                             1997   1998   1999
                                                            ------ ------ ------
   Clinical trials......................................... $  250 $  450 $  550
   Patent accruals.........................................    289    150    100
   Professional fees.......................................    340    300    350
   Other...................................................    183    226    175
                                                            ------ ------ ------
                                                            $1,062 $1,126 $1,175
                                                            ====== ====== ======

7. Commitments

   In September 1994, the Company entered into a $750,000 capital lease agreement. As of December 31, 1997, 1998, and 1999, lease obligations under this agreement totaled $183,000, $89,000 and none, respectively. The lease obligations bore interest at 15.2%, were secured by the related equipment and the final installment of $89,000 was paid in January 1999.

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


   The Company leases certain research and manufacturing facilities under operating leases that expire in 2001 and 2004. Future minimum lease payments under such noncancelable operating leases are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
   Year ended December 31,
   2000...............................................................  $  892
   2001...............................................................     541
   2002...............................................................     437
   2003...............................................................     459
   2004...............................................................     156
   Thereafter.........................................................       0
                                                                        ------
     Total minimum payment required...................................  $2,485
                                                                        ======

   Rent expense was approximately $640,000, $844,000 and $816,000 in 1997, 1998 and 1999, respectively.

   In connection with the Company's research and development activities, primarily clinical studies and sponsored research and development agreements, the Company has total noncancelable commitments of approximately $1,148,000 at December 31, 1999 payable over the next 12 months.

8. Debt Financing

   In March 1998, the Company entered into a debt financing arrangement for up to $10,000,000. At December 31, 1998 and 1999, the total obligation due under this arrangement was $7,769,000 and $5,778,000, respectively. The debt bears interest at 14.8% per annum and is secured by certain equipment and leasehold rights and improvements. The debt is repayable in 48 monthly installments through 2002. The annual maturities at December 31, 1999 were $2,308,000 in 2000, $2,675,000 in 2001 and $795,000 in 2002.

9. Common Stock and Stockholders' Equity

 Redeemable Convertible Preferred Stock

   Through December 31, 1997, the Company had sold a total of 10,922,735 shares of Series A, B, C and D redeemable convertible preferred stock ("preferred stock") for total net proceeds of $28,105,000.

   The authorized and outstanding shares of Series A, B, C and D preferred stock were as follows at December 31, 1997:

                                                                      Aggregate
                                              Authorized   Shares    Redemption
                                                Shares   Outstanding    Value
                                              ---------- ----------- -----------
   Series A..................................  2,000,000  2,000,000  $ 1,000,000
   Series B..................................  2,545,454  2,545,454    3,500,000
   Series C..................................  4,177,281  4,177,281    7,310,242
   Series D..................................  2,200,000  2,200,000   16,500,000
                                              ---------- ----------  -----------
                                              10,922,735 10,922,735  $28,310,242
                                              ========== ==========  ===========

   On October 13, 1998, the Company closed an underwritten offering of 1,500,000 shares of its common stock at a price of $11.00 per share. The net proceeds to the Company after deduction of underwriting

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999

discounts and commissions and offering expenses was approximately $13.6 million. In connection with such offering all 10,992,735 outstanding shares of the Company's preferred stock were converted into shares of common stock on a one-to-one basis.

 1993 Equity Incentive Stock Option Plan ("1993 Stock Plan")

   The 1993 Stock Plan was in effect from the Company's inception to October 1998, whereby the 1998 Stock Plan became effective. Under the 1993 Stock Plan, options, restricted stock, or stock bonuses may be granted by a committee of the board of directors to employees, officers, directors, consultants, and independent contractors. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees at exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair market value of the common stock on the grant date as determined by the board of directors. Options become exercisable as determined by the board of directors (or a committee of the board of directors), generally monthly over four years. Restricted stock awards shall be subject to restrictions as determined by a committee of the board of directors. Stock bonuses are awarded by a committee of the board of directors for services rendered to the Company. A total of 1,525,844 common shares were reserved for issuance under the 1993 Stock Plan at December 31, 1999. At October 13, 1998, the 1993 Stock Plan was succeeded by the 1998 Stock Plan, and 136,118 remaining available shares were rolled over into the 1998 Stock Plan for future option grants.

 1998 Equity Incentive Plan ("1998 Stock Plan")

   The 1998 Stock Plan became effective in October 1998. Under the 1998 Stock Plan, options, restricted stock, or stock bonuses may be granted by a committee of the board of directors to employees, officers, employees, consultants, and independent contractors. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees at exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair market value of the common stock on the grant date as determined by the board of directors. Options become exercisable as determined by the board of directors (or a committee of the board of directors), generally monthly over four years. Restricted stock awards shall be subject to restrictions as determined by a committee of the board of directors. Stock bonuses are awarded by a committee of the board of directors for services rendered to the Company. A total of 1,136,035 common shares were reserved for issuance under the 1998 Stock Plan at December 31, 1999, of which 926,935 remained available for future option grants.

 1998 Director's Stock Option Plan ("Director's Plan")

   The Directors Plan became effective on October 13, 1998 (the "Effective Date"). Under the Directors Plan, only nonqualified stock option will be granted to each outside board of director member. Each outside director who first becomes a member of the board after the Effective Date will automatically be granted an option for a number of shares equal to 417 shares multiplied by the number of full and partial calendar months between (a) the date such outside director becomes a member of the board and (b) the next succeeding May
1. On May 1 of each year following the Effective Date, each outside director will automatically be granted an option for 5,000 shares, provided the outside director is a member of the Board on such date and has served continuously as a member of the board since the date of such outside director's initial grant or, if such outside director was ineligible to receive an initial grant, since the Effective Date. Each option granted under the Directors Plan is exercisable as it vests over a period of ten years. The options vest generally monthly over three years. A total of 125,000 common shares were reserved for issuance under the Directors Plan at December 31, 1999, of which 83,889 remained available for future option grants.

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


   A summary of the activities under the Company's stock option plans is as follows:

                                                                       Weighted-
                                    Shares                              Average
                                   Available    Options      Price     Exercise
                                   for Grant  Outstanding  Per Share     Price
                                   ---------  ----------- ------------ ---------
Balance at December 31, 1995......   701,231   1,295,666  $0.15-$ 0.20  $ 0.17
  Additional shares authorized....   250,000         --            --      --
  Options granted.................  (334,610)    334,610  $0.30-$ 2.00  $ 0.47
  Options exercised...............       --     (243,470) $0.10-$ 1.00  $ 0.15
  Options canceled................    46,710     (46,710) $0.15-$ 2.00  $ 0.35
                                   ---------   ---------
Balance at December 31, 1996......   663,331   1,340,096  $0.10-$ 2.00  $ 0.24
  Options granted.................  (530,000)    530,000  $2.50-$ 3.00  $ 2.55
  Options exercised...............       --     (252,033) $0.15-$ 2.50  $ 0.20
  Options canceled................    87,626     (87,626) $0.15-$ 2.50  $ 0.73
                                   ---------   ---------
Balance at December 31, 1997......   220,957   1,530,437  $0.15-$ 3.00  $ 1.00
  Additional shares authorized.... 1,275,000         --            --      --
  Options granted.................  (363,919)    363,919  $4.00-$11.00  $ 5.32
  Options exercised...............       --      (85,347) $0.10-$ 4.00  $ 0.44
  Options canceled................   107,780    (107,780) $0.10-$ 4.00  $ 2.43
                                   ---------   ---------
Balance at December 31, 1998...... 1,239,818   1,701,229  $0.10-$11.00  $ 1.88
  Options granted.................  (358,901)    358,901        $11.00  $11.00
  Options exercised...............       --     (154,168) $0.15-$11.00  $ 1.18
  Options canceled................   129,907    (129,907) $0.30-$11.00  $ 4.19
                                   ---------   ---------
Balance at December 31, 1999...... 1,010,824   1,776,055  $0.10-$11.00  $ 3.61
                                   =========   =========

   The weighted-average fair value per share of the options granted during the years ended December 31, 1997, 1998 and 1999 were $1.46, $1.19 and $2.46, respectively.

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


   Exercise prices of options outstanding and options exercisable were as follows:

                                   Options Outstanding       Options Exercisable
                             ------------------------------- -------------------
                                        Weighted-  Weighted-           Weighted-
                                         Average    Average             Average
                                        Remaining  Exercise            Exercise
                             Number of Contractual   Price   Number of   Price
                              Options     Life     Per Share  Options  Per Share
                             --------- ----------- --------- --------- ---------
December 31, 1998
  $0.10-$ 0.50..............   894,190    5.88      $ 0.22     808,288  $ 0.20
  $1.00-$ 2.50..............   428,494    8.31      $ 2.45     188,144  $ 2.43
  $3.00-$ 4.00..............   273,245    9.09      $ 3.84      71,764  $ 3.78
  $6.50-$11.00..............   105,300    9.54      $ 8.56      12,207  $ 7.62
                             ---------                       ---------
                             1,701,229    7.24      $ 1.88   1,080,403  $ 0.91
                             =========                       =========
December 31, 1999
  $0.10-$ 0.50..............   798,274    4.90      $ 0.22     793,086  $ 0.22
  $1.00-$ 2.50..............   290,108    7.13      $ 2.42     210,522  $ 2.41
  $3.00-$ 4.00..............   250,065    8.09      $ 3.84     124,997  $ 3.81
  $6.50-$11.00..............   437,608    9.12      $10.46     100,834  $10.01
                             ---------                       ---------
                             1,776,055    6.75      $ 3.61   1,229,439  $ 1.76
                             =========                       =========

   At December 31, 1997, 792,232 options were exercisable with a weighted-average exercise price of $0.40.

   Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the pro forma information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1996 under the fair value method of that Statement. The fair value of these options in 1997 was estimated at the date of grant using the minimum value method option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.2%; a dividend yield of 0%; and a weighted-average expected life of the option of five years. The value of options granted after the underwritten offering and registration was determined using the Black-Scholes method and the following weighted-average assumptions were used in 1998 and 1999: volatility factor of 0.01; risk-free interest rate of 5.2%; a dividend yield of 0%; and a weighted-average expected life of the option of five years.

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


   Had the Company valued its stock options according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                   Years ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
     Net loss:
       As reported................................ $(7,232) $(10,685) $(13,285)
                                                   =======  ========  ========
       Pro forma for SFAS 123..................... $(7,379) $(10,843) $(13,623)
                                                   =======  ========  ========
     Basic net loss per share:
       As reported................................ $ (2.64) $  (1.90) $  (0.85)
                                                   =======  ========  ========
       Pro forma for SFAS 123..................... $ (2.69) $  (1.93) $  (0.88)
                                                   =======  ========  ========
     Diluted net loss per share:
       As reported................................ $ (2.64) $  (1.90) $  (0.85)
                                                   =======  ========  ========
       Pro forma for SFAS 123..................... $ (2.69) $  (1.93) $  (0.88)
                                                   =======  ========  ========

   The pro forma effects disclosed above are not necessarily indicative of potential pro forma effects on results for future years.

 1998 Employee Stock Purchase Plan

   The 1998 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair value of the Company's common stock at the beginning and end of the applicable offering period. A total of 125,000 shares of common stock were reserved for issuance under this plan.

 Deferred Compensation

   During the year ended December 31, 1997 and 1998, the Company recorded deferred compensation of $2,293,000 and $2,211,000, respectively for the excess of the deemed fair value of the Company's common stock over the exercise price for certain options and warrants granted in 1997 and 1998. This deferred compensation will be amortized to compensation expense over the related vesting period, generally four years.

 Warrants

   The Company has issued warrants to consultants to purchase shares of the Company's common stock. At December 31, 1999, the following warrants were unexercised:

                          Number   Exercise
       Issue Date        of Shares  Price              Vesting Term              Expiration
       ----------        --------- --------            ------------              ----------
August 1996.............  10,000    $ 3.00  3 years                               August 2001
September 1997..........  10,000    $ 3.00  3 years                            September 2002
February 1998...........   5,000    $ 4.00  3 years                             February 2003
February 1998...........  10,000    $ 4.00  5,000 upon completion of            February 2001
                                            the sale of 1,500,000 shares
                                            of common stock in October
                                            1998; remaining 5,000 over 3 years
February 1999...........  10,000    $11.00  3 years                             February 2004

                         CENTAUR PHARMACEUTICALS, INC.

                               December 31, 1999


 Reserved Shares

   The Company has reserved shares of common stock as of December 31, 1999 for future issuance as follows:

     Warrants.........................................................    45,000
     Stock Option Plans............................................... 2,786,879
     Stock Purchase Plan..............................................   125,000
                                                                       ---------
                                                                       2,956,879
                                                                       =========

10. Income Taxes

   As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $26,600,000. The Company also had federal research and development tax credit carryforwards of approximately $1,100,000. The federal net operating loss and credit carryforwards will expire on various dates beginning in 2012 through 2019, if not utilized.

   Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                          December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
     Net operating loss carryforwards.............. $ 1,400  $ 5,800  $  9,300
     Research credit carryforwards.................     100      400     1,600
     Capitalized research and development..........     200      200     1,400
     Other accruals and reserves...................     400      200       800
                                                    -------  -------  --------
     Total deferred tax assets.....................   2,100    6,600    13,100
     Valuation allowance for deferred tax assets...  (2,100)  (6,600)  (13,100)
                                                    -------  -------  --------
     Net deferred tax assets....................... $   --   $   --   $    --
                                                    =======  =======  ========

   The valuation reserve increased by $1,400,000, $4,500,000 and $6,500,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Approximately $200,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11. Subsequent Events (unaudited)

   Effective December 31, 1999, Brian D. Frenzel resigned as the Company's President, Chief Executive Officer and Director. He will continue to serve in a part-time capacity through the end of 2000 following which he will act as a consultant to the Company. The Company and Mr. Frenzel are currently negotiating the terms of the contract that will govern the new relationship. Two of the Company's directors will serve as acting Chief Executive Officer and acting Chief Operating Officer until a permanent replacement for Mr. Frenzel is found.

   On March 10, 2000, the Company closed an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share. The net proceeds to the Company after deduction of underwriting discounts and commissions and offering expenses was approximately $20.1 million.