Form 10-Q
period 2000-03-31
CENTAUR PHARMACEUTICALS INC
filed 2000-05-15
CIK 911369

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                      or

  [_]TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from        to

                       Commission File Number: 000-24831

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,513,019 as of April 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CENTAUR PHARMACEUTICALS, INC.

                                     INDEX

                                                                          Page
                                                                          ----


                         PART I:  FINANCIAL INFORMATION

ITEM 1 Financial Statements--Unaudited

    Condensed Balance Sheets--March 31, 2000 and December 31, 1999.......   3

    Condensed Statements of Operations--three month periods ended March
     31, 2000 and 1999...................................................   4

    Condensed Statements of Cash Flows--three month periods ended March
     31, 2000 and 1999...................................................   5

    Notes to Interim Condensed Financial Statements......................   6

ITEM 2 Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   6

ITEM 3 Quantitative and Qualitative Disclosures of Market Risk...........  14


                           PART II: OTHER INFORMATION

ITEM 2 Changes in Securities and Use of Proceeds.........................  15

ITEM 6 Exhibits and Reports on Form 8-K..................................  15

Signatures...............................................................  16

Exhibit Index............................................................  17

PART I: FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.

                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                         March 31,  December 31,
                                                           2000        1999*
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $ 27,752     $  5,197
  Short-term investments...............................     2,920        7,379
  Prepaid expenses and other current assets............       919          977
                                                         --------     --------
    Total current assets...............................    31,591       13,553
  Property and equipment, net..........................     8,586        9,287
  Other assets.........................................       423          555
                                                         --------     --------
    Total assets.......................................  $ 40,600     $ 23,395
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.....................................  $  1,084     $    888
  Accrued compensation.................................       383          305
  Other accrued liabilities............................     1,173        1,175
  Current portion long-term debt.......................     2,221        2,308
                                                         --------     --------
    Total current liabilities..........................     4,861        4,676
Deferred revenue.......................................     1,409        1,499
Long-term debt.........................................     3,011        3,470
                                                         --------     --------
    Total liabilities..................................     9,281        9,645
                                                         --------     --------
Stockholders' equity:
  Common stock.........................................        18           16
  Additional paid-in capital...........................    66,518       46,527
  Deferred compensation................................    (1,064)      (1,265)
  Accumulated other comprehensive income...............        12           (7)
  Accumulated deficit..................................   (34,165)     (31,521)
                                                         --------     --------
    Total stockholders' equity.........................    31,319       13,750
                                                         --------     --------
    Total liabilities and stockholders' equity.........  $ 40,600     $ 23,395
                                                         ========     ========

--------
* The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
                                                               (unaudited)
Net revenues................................................ $ 2,638  $ 1,937
Expenses:
  Research and development..................................   4,184    4,299
  General and administrative................................     979    1,059
                                                             -------  -------
    Total operating expenses................................   5,163    5,358
                                                             -------  -------
Loss from operations........................................  (2,525)  (3,421)
Share of losses in affiliate................................    (132)     (59)
Interest and other (expense) income, net....................      13      (12)
                                                             -------  -------
Net loss.................................................... $(2,644) $(3,492)
                                                             =======  =======
Basic and diluted net loss per share........................ $ (0.16) $ (0.23)
                                                             =======  =======
Shares used in computing basic and diluted net loss per
 share......................................................  16,057   15,467
                                                             =======  =======


                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               For the Three
                                                               Months Ended
                                                                 March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss................................................... $(2,644) $(3,492)
 Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization..............................     708      727
  Amortization of deferred compensation......................     175      244
  Share of losses in affiliate...............................     132       59
  Changes in operating assets and liabilities:
    Contract revenue receivable..............................     --      (183)
    Prepaid expenses and other current assets................      58      (94)
    Other assets.............................................     --       (79)
    Accounts payable.........................................     196       39
    Accrued compensation.....................................      78       59
    Other accrued liabilities................................      (2)     (25)
    Deferred revenue.........................................     (90)      18
                                                              -------  -------
      Net cash used in operating activities..................  (1,389)  (2,727)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Capital expenditures.......................................      (7)    (152)
  Purchases of investments...................................    (472)  (2,156)
  Sales and maturities of investments........................   4,950    4,000
                                                              -------  -------
      Net cash provided by investing activities..............   4,471    1,692

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....................  20,019       51
  Principal payments on capital lease obligations............     --       (89)
  Repayment of debt financing................................    (546)    (470)
                                                              -------  -------
      Net cash provided by (used in) financing activities....  19,473     (508)
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........  22,555   (1,543)
Cash and cash equivalents at beginning of period.............   5,197    5,628
                                                              -------  -------
Cash and cash equivalents at end of period................... $27,752  $ 4,085
                                                              =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ............................................. $   208  $   283
                                                              =======  =======

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 as included in the Company's annual report on Form 10-K. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2. USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. INVESTMENT IN AFFILIATE

   The Company's transactions with Cutanix, Inc., its skin-care affiliate, have not been material through March 31, 2000. The Company's share of losses in Cutanix for the three months ended March 31, 2000 was $132,000.

4. COMPREHENSIVE LOSS

   During the first quarter of 2000 and 1999, total comprehensive loss amounted to $2.6 million and $3.5 million, respectively.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report and the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's early stage of development; technological uncertainties, uncertainty of preclinical and clinical trials, novel therapeutic approach, dependence upon collaborators, future capital needs; uncertainty of additional funding and dependence on licenses, patents and proprietary technology. These and other risks are described in the section labeled "Factors That May Affect Future Results," and in the Company's annual report on Form 10-K for the year ended December 31, 1999. Words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Overview

   The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply and inflammation. From inception through March 31, 2000, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $47.0 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through March 31, 2000 of $34.2 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

   In June 1995, the Company entered into a collaborative agreement with AstraZeneca PLC ("AstraZeneca) to research, develop and market drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the AstraZeneca agreement, AstraZeneca agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. Additionally, AstraZeneca bears the costs of its development work under the AstraZeneca agreement. The $6 million annual research reimbursement will expire in June 2000, although it may be extended by AstraZeneca at its discretion. AstraZeneca received exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. The Company retains worldwide manufacturing rights for the active pharmaceutical ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through March 31, 2000, the Company recognized $38.0 million of revenue under the AstraZeneca agreement.

   The Company has recently been informed by AstraZeneca that AstraZeneca intends to commence additional Phase I and Phase IIa clinical trials of NXY-
059. The purpose of these additional trials is to obtain further information on the safety and tolerability of NXY-059 to optimize the planned Phase IIb/III trials. As a result, it is currently expected that Phase IIb/III trials of NXY-059 to obtain information about the efficacy of NXY-059 would commence in early 2001. There can be no assurance as to whether or when AstraZeneca will actually undertake such trials, or what the results of such trials will be.

   March 10, 2000, the Company closed an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share. The net proceeds to the Company after deduction of underwriting discounts, commissions and offering expenses was approximately $20.0 million.

   The Company expects to continue to incur net operating losses through at least the next several years, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. The Company also expects its results of operations to vary significantly from quarter to quarter. Quarterly operating results will depend upon many factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of receipt of milestone payments from new and existing collaborative partners, if any, the conduct and results of clinical trials and the timing of regulatory approvals, the timing of potential product introductions both in the United States and internationally and the cost to validate and operate manufacturing facilities.

Results of Operations

   Three Months Ended March 31, 2000 and 1999

   Substantially all of the Company's revenues have been derived from collaborative research and development agreements and National Institutes of Health ("NIH") grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three months ended March 31, 2000 and 1999 were $2.6 million and $1.9 million, respectively. In each of the three month periods, revenue consisted primarily of research support from AstraZeneca. The increase in revenues for the three months ended March 31, 2000 compared to the same period in 1999 was primarily due to increases in revenue related to manufacturing of NXY-059, the Company's compound for stroke, in anticipation of additional stroke human clinical trial requirements.

   Research and development expenses have remained relatively consistent at $4.2 million for the three months ended March 31, 2000, compared to $4.3 million for the same period in 1999. If the results of the Company's Phase IIa clinical trials for AIDS dementia complex and/or Parkinson's disease are favorable, then the Company expects its research and development expenses to increase as it undertakes new clinical programs and commences more advanced phases of its AIDS dementia and Parkinson's disease clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

   General and administrative expenses remained relatively consistent at $979,000 for the three months ended March 31, 2000 compared to $1.1 million for the same period in 1999. If the results of the Company's Phase IIa clinical trials for AIDS dementia complex and/or Parkinson's disease are favorable, then the Company expects that general and administrative expenses will increase in the future, as a result of the addition of personnel and facilities required to support the expected future growth in research and development activities.

   Interest and other income, net for the three months ended March 31, 2000 was $13,000, compared to approximately $12,000 of interest and other expense, net for the same period in 1999. The Company expects to continue to incur interest costs through the remainder of 2000 at approximately the same rate as in the three months ended March 31, 2000, and expects that its interest income will increase as a result of investing the $20.0 million net proceeds from an underwritten offering, which closed on March 10, 2000.

Liquidity and Capital Resources

   From inception through March 31, 2000, the Company has financed its operations primarily through $43.8 million generated from corporate collaborations, $61.7 million received from private placements and underwritten offerings of equity securities, $8.9 million obtained from a debt financing and $3.0 million from NIH grant funding. As of March 31, 2000, the Company had approximately $30.7 million in cash, cash equivalents and investment securities, compared to $12.6 million at December 31, 1999. On March 10, 2000, the Company closed an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share. The net proceeds to the Company after deduction of underwriting discounts, commissions and offering expenses was approximately $20.0 million.

   The Company's operations used $1.4 million and $2.7 million of cash in the three months ended March 31, 2000 and 1999, respectively. These uses of cash primarily reflect the Company's net loss for such periods and changes in the Company's operating assets and liabilities, including deferred compensation, over such periods.

   The Company's investing activities provided $4.5 million and $1.7 million of cash in the three months ended March 31, 2000 and 1999, respectively. This primarily reflected sales and maturities of securities in which the Company has invested its cash prior to use, offset in part by purchases of securities in the three months ended March 31, 2000 and 1999.

   Financing activities provided $19.5 million of cash in the three months ended March 31, 2000 and utilized $508,000 of cash in the three months ended March 31, 1999. The increase in cash provided by financing activities for the three months ended March 31, 2000, compared to the same period in 1999, is primarily due to the completion of an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share on March 10, 2000. The cash used in financing activities is primarily attributable to repayment of debt.

   We believe that our current resources will be sufficient to meet our capital requirements for at least the next twelve months. We anticipate that following this period we will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of our products. Our capital requirements depend on numerous factors, including:

  .the progress of our research and development programs, including clinical trials;

  .the status of our existing collaborative relationship;

  .the establishment of additional collaborative relationships, if any;

  .the cost and pace of establishing and expanding our manufacturing capabilities;

  .the development of sales and marketing activities, if undertaken by us;

  .the cost of preparing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

  .competing technological and market developments.

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

             FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Centaur is in the development stage and the viability of our products is subject to significant uncertainties; if we are unable to produce any commercially viable products, we are unlikely to generate significant revenues or be profitable

   We were incorporated in March 1992. All of our potential products are in research or development, and no revenues have been generated from the sale of our products. We do not expect any products resulting from our research and development efforts to be commercially available for at least several years. Our potential products will require substantial additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. Our product development efforts may not progress as expected, if at all. In addition, an investor must consider the risks of failure inherent in the development of pharmaceutical products based on new technologies.

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

   AstraZeneca has the right to terminate its agreement with us, upon twelve months notice, and can terminate research funding and our manufacturing rights under the agreement if more than 30% of our voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. In any event, AstraZeneca's obligation to provide us with research funding terminates as of June 30, 2000. AstraZeneca's research funding to us represented 89% of our revenue for 1998 and 79% of our revenue for the year ended December 31, 1999. We are currently in discussions with AstraZeneca regarding an extension of this funding, but there can be no assurance that the funding will be extended in whole or in part. If the funding is not extended, or is extended at a lower rate, the Company may take action to reduce expenses, which actions may include reducing staff and or certain projects. Additionally, there can be no assurance that AstraZeneca will proceed with additional trials of NYX-059, our stroke compound. If AstraZeneca does not proceed with such trials, the prospects for such compound, and for the Company, would be seriously harmed.

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

  .the progress of our research and development programs, including clinical trials;

  .the status of our existing collaborative relationship;

  .the establishment of additional collaborative relationships, if any;

  .the cost and pace of establishing and expanding our manufacturing capabilities;

  .the development of sales and marketing activities, if undertaken by us;

  .the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

  .competing technological and market developments.

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

We have a history of operating losses and may never be profitable

   We have incurred losses since our inception and as of March 31, 2000 had an accumulated deficit of $34.2 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, from U.S. government research grants and our now terminated agreement with Lundbeck. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

We need to hire additional officers, including a chief executive officer; if we fail to attract additional qualified officers and other employees, or to retain key management and technical personnel, we may be delayed or unable to conduct our clinical trials and other product development efforts

   Effective as of December 31, 1999, our previous chief executive officer, Brian D. Frenzel, resigned. In the interim we have appointed Steinar J. Engelsen, our chairman of the board, as acting chief executive officer, and Charles R. Engles, one of our directors, as acting chief operating officer. We have commenced a search for a permanent chief executive officer. We do not know how long it will take to hire such person. If we are unable to hire such person within a reasonable period of time, it could delay our plans for future financing, product development and other activities.

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

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

   There have been no material changes in the reported market risks since December 31, 1999.

Part II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

   Between January 1, 2000 and March 31, 2000, the Company sold the following equity securities that were not registered under the Securities Act of 1933 (the "Securities Act").

                                                          Aggregate Purchase
      Class of         Date of    Title of     Number of   Price and Form of
     Purchasers         Sales    Securities    Securities    Consideration
     ----------        ------- --------------- ---------- -------------------
Institutional and
 individual investors  3/10/00 Common Stock(1) 1,904,169  $21.9 million--Cash

--------
(1) On March 10, 2000, the Company completed an offering of 1,904,169 shares of its Common Stock. These shares were primarily offered and sold outside the United States and, accordingly, such offers and sales were not registered under the Securities Act. In connection with this offering, the Company filed a registration statement on Form S-1 (Securities and Exchange Commission File No. 333-96053) for purposes of registering any offers or sales of such shares in the United States including any shares initially offered outside the United States that are thereafter sold or resold in the United States by underwriters or, for a period of 90 days after the offering, dealers (as such terms are defined in the Securities
    Act).

 Use of Proceeds

   The Company's registration statement (the "1998 S-1") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The aggregate net offering proceeds to the Company from the underwritten offering after deducting expenses were approximately $13.6 million. The Company expects to use the net proceeds of the offering to fund its research and development programs not covered by AstraZeneca, for capital expenditures, and for general corporate purposes, including working capital. From the effective date of the 1998 S-1 to March 31, 2000, the Company estimates that it has used the net proceeds of the offering as follows:

     (i) Temporary investment in marketable securities, $2.0 million; and

     (ii) Working capital, $11.6 million.

ITEM 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

   The following exhibits are filed herewith:

 Exhibit
 Number  Exhibit Title
 ------- -------------
 27.01   Financial Data Schedule

 (b) Reports on Form 8-K

   The Company did not file a report on Form 8-K during the period ended March 31, 2000.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CENTAUR PHARMACEUTICALS, INC.
                                          (Registrant)

   May 11, 2000.                                /s/ Steinar J. Engelsen
                                          By: _________________________________
                                                    Steinar J. Engelsen
                                               Acting Chief Executive Officer
                                                andChairman of the Board of
                                                         Directors

                                                    /s/ Lucy O. Day
                                          By: _________________________________
                                                        Lucy O. Day
                                                  Chief Financial Officer,
                                               Treasurerand Secretary (Chief
                                                    Accounting Officer)

                         CENTAUR PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX

 No.   Exhibit
 ---   -------
 27.01 Financial Data Schedule, March 31, 2000