Form 10-Q
period 2000-06-30
CENTAUR PHARMACEUTICALS INC
filed 2000-08-14
CIK 911369

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      or

     |_| TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________  to  _____________

                       Commission File Number: 000-24831

                               _________________

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

                               _________________

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_]No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,516,018 as of July 31, 2000.
================================================================================

                         CENTAUR PHARMACEUTICALS, INC.

                                     INDEX

                         PART I: FINANCIAL INFORMATION

                                                                                                        Page
ITEM 1  Financial Statements--Unaudited

      Condensed Balance Sheets--June 30, 2000 and December 31, 1999....................................   3

      Condensed Statements of Operations--three and six month periods ended June 30, 2000
        and 1999.......................................................................................   4

      Condensed Statements of Cash Flows--six month periods ended June 30, 2000
        and 1999.......................................................................................   5

      Notes to Interim Condensed Financial Statements..................................................   6

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   7

ITEM 3  Quantitative and Qualitative Disclosures of Market Risk........................................  15

                                                    PART II: OTHER INFORMATION

ITEM 2  Changes in Securities and Use of Proceeds......................................................  16

ITEM 6  Exhibits and Reports on Form 8-K...............................................................  16

        Signatures.....................................................................................  17

        Exhibit Index..................................................................................  18

PART I:   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                  June 30,    December 31,
                                                                   2000         1999*
                                                                   -----        -----
                                                                (Unaudited)
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents.................................... $ 24,190    $  5,197
     Short-term investments.......................................      496       7,379
     Accounts receivable..........................................      444        --
     Prepaid expenses and other current assets....................    1,074         977
                                                                   --------    --------
          Total current assets....................................   26,204      13,553
     Property and equipment, net..................................    8,045       9,287
     Other assets.................................................      408         555
                                                                   --------    --------
          Total assets............................................ $ 34,657    $ 23,395
                                                                   ========    ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current liabilities:
     Accounts payable............................................. $    525    $    888
     Accrued compensation.........................................      385         305
     Other accrued liabilities....................................    1,065       1,175
     Current portion long-term debt...............................    2,484       2,308
                                                                   --------    --------
        Total current liabilities.................................    4,459       4,676
Deferred revenue..................................................       --       1,499
Long-term debt....................................................    2,182       3,470
                                                                   --------    --------
        Total liabilities.........................................    6,641       9,645
Stockholders' equity:
     Common stock.................................................       18          16
     Additional paid-in capital...................................   66,367      46,527
     Deferred compensation........................................     (746)     (1,265)
     Accumulated other comprehensive income.......................        6          (7)
     Accumulated deficit..........................................  (37,629)    (31,521)
                                                                   --------    --------
        Total stockholders' equity................................   28,016      13,750
                                                                   --------    --------
        Total liabilities and stockholders' equity................ $ 34,657    $ 23,395
                                                                   ========    ========

______________

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

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                        Three Months             Six Months
                                                                       Ended June 30,          Ended June 30,
                                                                       --------------          --------------
                                                                       2000       1999         2000       1999
                                                                       ----       ----         ----       ----
Net revenues........................................................ $  2,076    $  1,943    $  4,715    $  3,879
Expenses:
     Research and development.......................................    4,309       3,674       8,494       7,973
     General and administrative.....................................    1,445       1,056       2,424       2,114
                                                                     --------    --------    --------    --------
Total operating expenses............................................    5,754       4,730      10,918      10,087
                                                                     --------    --------    --------    --------

Loss from operations................................................   (3,678)     (2,787)     (6,203)     (6,208)

Share of losses in affiliate........................................      (43)        (59)       (175)       (118)
Interest and other (expense) income, net............................      257         (39)        270         (51)
                                                                     --------    --------    --------    --------
Net loss............................................................ $ (3,464)   $ (2,885)   $ (6,108)   $ (6,377)
                                                                     ========    ========    ========    ========

Basic and diluted net loss per share................................ $  (0.20)   $  (0.19)   $  (0.36)   $  (0.41)
                                                                     ========    ========    ========    ========

Shares used in computing basic and diluted net loss per share.......   17,513      15,563      16,785      15,515
                                                                     ========    ========    ========    ========

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          For the Six
                                                                                          Months Ended
                                                                                            June 30,
                                                                                            -------
                                                                                         2000        1999
                                                                                         ----        ----
                                                                                          (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
          Net loss.................................................................... $ (6,108)   $ (6,377)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization...............................................    1,363       1,454
          Amortization of deferred compensation.......................................      334         467
          Share of losses in affiliate................................................      175         118
          Changes in operating assets and liabilities:
               Accounts revenue receivable............................................     (444)        (12)
               Prepaid expenses and other current assets..............................      (97)       (135)
               Other assets...........................................................      (28)       --
               Accounts payable.......................................................     (363)       (139)
               Accrued compensation...................................................       80          82
               Other accrued liabilities..............................................     (110)         34
               Deferred revenue.......................................................   (1,499)        118
                                                                                       --------    --------
                    Net cash used in operating activities.............................   (6,697)     (4,390)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
     Capital expenditures.............................................................     (121)       (301)
     Purchases of investments.........................................................     (478)     (2,100)
     Sales and maturities of investments..............................................    7,374       6,150
                                                                                       --------    --------
                    Net cash provided by investing activities.........................    6,775       3,749

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from issuance of common stock...........................................   20,027         123
     Principal payments on capital lease obligations..................................     --           (89)
     Repayment of debt financing......................................................   (1,112)       (959)
                                                                                       --------    --------
                    Net cash provided by (used in) financing activities...............   18,915        (925)
                                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents..................................   18,993      (1,566)
Cash and cash equivalents at beginning of period......................................    5,197       5,628
                                                                                       --------    --------
Cash and cash equivalents at end of period............................................ $ 24,190    $  4,062
                                                                                       ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid.................................................................... $    395    $    548
                                                                                       ========    ========

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 as included in the Company's annual report on Form 10-K. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. INVESTMENT IN AFFILIATE

     The Company's transactions with Cutanix Corporation, its skin-care affiliate, have not been material through June 30, 2000. The Company's share of losses in Cutanix for the six months ended June 30, 2000 was $175,000.

4. COMPREHENSIVE LOSS

     During the three months ended June 30, 2000 and 1999, total comprehensive loss amounted to $3.5 million and $2.9 million, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive loss amounted to $6.1 and $6.4 million, respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently evaluating the effect of SAB 101 on its operations and financial position.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report along with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's early stage of development; technological uncertainties, uncertainty of preclinical and clinical trials, novel therapeutic approach, dependence upon collaborators, future capital needs; uncertainty of additional funding and dependence on licenses, patents and proprietary technology. These and other risks are described in the section labeled "Factors That May Affect Future Results," and in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Overview

     The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply and inflammation. From inception through June 30, 2000, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $49.1 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through June 30, 2000 of $37.6 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

     In June 1995, the Company entered into a collaborative agreement with AstraZeneca PLC ("AstraZeneca) to research, develop and market drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the AstraZeneca agreement, AstraZeneca agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. The $6 million annual research reimbursement expired in June 2000. Additionally, AstraZeneca bears the costs of its development work under the AstraZeneca agreement. AstraZeneca received exclusive worldwide marketing rights from Centaur for the diseases listed above, subject to certain exceptions. The Company retains worldwide manufacturing rights for the active pharmaceutical ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through June 30, 2000, the Company recognized $39.8 million of revenue under the AstraZeneca agreement.

     In a May 2000 stroke conference, the Company announced the results of a Phase IIa safety study of NXY-059, the stroke compound being developed by AstraZeneca under a license from the Company. The study indicated that

NXY-059 was safe in stroke patients at a dose that exceeded the highest dose tested in the rat focal stroke model. The Company has been informed by AstraZeneca that AstraZeneca intends to commence additional Phase I and Phase IIa clinical trials of NXY-059. The purpose of these additional trials is to obtain further information on the safety and tolerability of NXY-059 to optimize the planned Phase IIb/III trials. As a result, it is currently expected that Phase IIb/III trials of NXY-059 to obtain information about the efficacy of NXY-059 would commence in early 2001. There can be no assurance as to whether or when AstraZeneca will actually undertake such trials, or what the results of such trials will be. Separately, the Company recently announced completion of enrollment in its U.S. Phase IIa clinical trials in AIDS dementia complex and Parkinson's disease. The objective of both these trials is to test the safety and evaluate preliminary efficacy information of Centaur's drug candidate, CPI-1189.

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

Results of Operations

Three and Six Months Ended June 30, 2000 and 1999

     Substantially all of the Company's revenues have been derived from collaborative research and development agreements and National Institutes of Health ("NIH") grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three and six months ended June 30, 2000 were $2.1 million and $4.7 million, respectively, compared to revenues of $1.9 million and $3.9 million for the corresponding periods in 1999. In each of the six month periods, revenue consisted primarily of research support from AstraZeneca. The increase in revenues for the three and six months ended June 30, 2000 compared to the same periods in 1999 was primarily due to increases in revenue related to manufacturing of NXY-059, the Company's compound for stroke, in anticipation of additional stroke human clinical trial requirements. AstraZeneca's obligation to provide research support expired on June 30, 2000 and accordingly the Company would expect its revenues to decline in at least the near term unless AstraZeneca and the Company agree on a continuation of research support, or milestone revenue or revenue from other sources is earned.

     Research and development expenses increased to $4.3 million and $8.5 million in the three and six months ended June 30, 2000 from $3.7 million and $8.0 million for the same periods in 1999. The increase in expenses for the three and six months ended June 30, 2000, compared to the same periods in 1999 was primarily due to increased costs for producing higher volumes of NXY-059 and increased personnel related expenses. If the results of the Company's Phase IIa clinical trials for AIDS dementia complex and/or Parkinson's disease are favorable, then the Company expects its research and development expenses to increase as it undertakes new clinical programs and commences more advanced phases of its AIDS dementia and Parkinson's disease clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

      General and administrative expenses increased to $1.4 million and $2.4 million in the three and six months ended June 30, 2000 from $1.1 million and $2.1 million for the same periods in 1999, primarily due to increased personnel related expenses. Increased personnel expenses include a one-time payment of $320,000 related to the Company's plan to reassign headcount towards programs closest to commercialization. If the results of the Company's Phase IIa clinical trials for AIDS dementia complex and/or Parkinson's disease are favorable, then the Company expects that general and administrative expenses will increase in the future, as a result of the addition of personnel and facilities required to support the expected future growth in research and development activities.

      Interest and other income, net for the three and six months ended June 30, 2000 was $257,000 and $270,000, respectively, compared to net interest and other expenses of approximately $39,000 and $51,000 for the same periods in 1999. The Company expects to continue to incur interest costs through the remainder of 2000 at approximately the same rate as the six months ended June 30, 2000, and expects that its interest income will increase as a result of investing the net proceeds from its underwritten offering, which closed on March 10, 2000.

Liquidity and Capital Resources

      From inception through June 30, 2000, the Company has financed its operations primarily through $43.8 million generated from corporate collaborations, $61.7 million received from private placements and underwritten offerings of equity securities, including $20.0 million from an underwritten offering of 1,904,169 shares of the Company's common stock in March 2000, $8.9 million obtained from a debt financing and $3.0 million from NIH grant funding. As of June 30, 2000, the Company had approximately $24.7 million in cash, cash equivalents and investment securities, compared to $12.6 million at December 31, 1999.

      The Company's operations used $6.7 million and $4.4 million of cash in the six months ended June 30, 2000 and 1999, respectively. These uses of cash primarily reflect the Company's net loss and changes in the Company's operating assets and liabilities over such periods.

      The Company's investing activities provided $6.8 million and $3.7 million of cash in the six months ended June 30, 2000 and 1999, respectively. This primarily reflected sales and maturities of securities in which the Company has invested its cash prior to use, offset in part by purchases of securities in the six months ended June 30, 2000 and 1999.

      Financing activities provided $18.9 million of cash in the six months ended June 30, 2000 and utilized $925,000 of cash in the six months ended June 30, 1999. The increase in cash provided by financing activities for the six months ended June 30, 2000, compared to the same period in 1999, is primarily due to the completion of an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share on March 10, 2000. The cash used in financing activities is primarily attributable to repayment of debt.

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

 .     the cost and pace of establishing, expanding (or reducing) our manufacturing capabilities;

 .     the development of sales and marketing activities, if undertaken by us;

 .     the cost of preparing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

 .     competing technological and market developments.

      If we are not able to complete future offerings, or other future funding transactions, we will be required to significantly curtail our operations and non-core research and development programs, including reductions in our staffing levels and related expenses. Additional funding may not be available to us on reasonable terms, if at all. Any additional financing may result in dilution to existing stockholders. Any transactions to raise additional funds may require that we enter into arrangements that may require us to relinquish material rights to our potential products on terms that we might otherwise find unacceptable.

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

      AstraZeneca has the right to terminate its agreement with us, upon twelve months notice, and can terminate our manufacturing rights under the agreement if more than 30% of our voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products. Furthermore, there can be no assurance that AstraZeneca will proceed with additional trials of NXY-059, our stroke compound. If AstraZeneca does not proceed with such trials, the prospects for such compound, and for the Company, would be seriously harmed.

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

AstraZeneca's obligation to provide us with research funding has recently expired, which could require us to take actions to reduce expenses

      Our revenues to date have consisted primarily of research and development support from AstraZeneca. AstraZeneca's obligation to provide us with research funding terminated as of June 30, 2000. AstraZeneca's research funding to us represented 89% of our revenue for 1998 and 79% of our revenue for the year ended December 31, 1999 and 66% of our revenue for the six months ended June 30, 2000. We are currently in discussions with AstraZeneca regarding an extension of this funding, but there can be no assurance that the funding will be extended in whole or in part. If the funding is not extended, or is extended at a lower rate, the Company may take action to reduce expenses, which actions may include reducing staff and or certain projects.

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

 .     the cost and pace of establishing and expanding (or reducing) our manufacturing capabilities;

 .     the development of sales and marketing activities, if undertaken by us;

 .     the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

 .     competing technological and market developments.

      Additional funding may not be available to us on reasonable terms, if at all. Any additional financing may result in dilution to existing stockholders. If adequate funds are not available, we may be required to significantly curtail our research and development programs, including clinical trials, or enter into arrangements that may require us to relinquish certain material rights to our potential products on terms that we might otherwise find unacceptable.

We have a history of operating losses and may never be profitable

      We have incurred losses since our inception and as of June 30, 2000 had an accumulated deficit of $37.6 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, from U.S. government research grants and our now terminated agreement with Lundbeck. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

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

We have limited manufacturing capabilities and experience, and if we are unable to achieve or maintain sufficient manufacturing capacity, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed

      The manufacturing of sufficient quantities of new drugs is a time consuming, complex and difficult process. If we are unable to fully develop our own manufacturing capabilities or obtain and maintain third-party manufacturing arrangements on acceptable terms, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed. In 1998, we completed construction of a 30,000 square foot manufacturing facility in Santa Clara, California. The facility is licensed with the California Department of Health Services. We do not expect that the Santa Clara facility will be capable of producing the quantity of our products that may be needed for later stage commercial sales. Accordingly, we expect to need to develop substantial additional capacity by expanding our current facilities or building new facilities. To meet projected time schedules, we may commence construction and/or otherwise commit ourselves to additional capacity prior to FDA or other regulatory approval of the products to be manufactured at the new facility. The cost of any new facility would be substantial, and such facility could ultimately prove to be unnecessary if the required approvals are not obtained or market demand is insufficient. Additionally, we may not be able to construct a large scale manufacturing facility, and we may not be able to operate it in an efficient and cost-effective manner and in compliance with applicable regulatory requirements. If we are unable to manufacture our own products, we will need to seek third-party manufacturers. We may not be able to enter into such arrangements on favorable terms. Additionally, if we are unable to satisfactorily manufacture and deliver the compounds required under our agreement with AstraZeneca, we could lose some or all of our manufacturing rights under that agreement.

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

      There have been no material changes in the reported market risks since December 31, 1999.

Part II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

     Use of Proceeds

      The Company's registration statement (the "1998 S-1") on Form S-1, registering the offer and sale of an aggregate of up to 1,500,000 shares of the Company's Common Stock in connection with the Company's underwritten offering (Securities and Exchange Commission File No. 333-57165) was declared effective by the Securities and Exchange Commission on October 13, 1998, the offering date for the underwritten offering. The aggregate net offering proceeds to the Company from the underwritten offering after deducting expenses were approximately $13.6 million. From the effective date of the 1998 S-1 to June 30, 2000, the Company has used the full net proceeds of the offering as working capital.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

          The following exhibits are filed herewith:

         Exhibit
         Number          Exhibit Title
         ------          -------------
          10.01          Lease for additional space at 1210 & 1260 Memorex
                         Drive, dated, May 1, 2000.
          10.02          Lease for additional space at 1310 Memorex Drive,
                         dated, July 31, 2000.
          10.03          Lease extension for space at 1220 Memorex Drive, dated
                         July 31, 2000.
          10.04          Employment and consulting  agreement  effective January
                         1, 2000 between the Registrant and
                         Brian D. Frenzel.
          27.01          Financial Data Schedule

     (b) Reports on Form 8-K

         The Company did not file a report on Form 8-K during the period ended June 30, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CENTAUR PHARMACEUTICALS, INC.
                                       (Registrant)

August 14, 2000.                       By: /s/ Steinar J. Engelsen
                                           -----------------------------------
                                                    Steinar J. Engelsen
                                           Acting Chief Executive Officer and
                                           Chairman of the Board of Directors

                                         By: /s/ Lucy O. Day
                                             ---------------------------------
                                                        Lucy O. Day
                                            Chief Financial Officer, Treasurer
                                        and Secretary(Chief Accounting Officer)

                         CENTAUR PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX


 No.                                Exhibit
----                             --------------
10.01    Lease for additional space at 1210 & 1260 Memorex Drive, dated, May 1,
         2000.
10.02    Lease for additional space at 1310 Memorex Drive, dated, July 31, 2000.
10.03    Lease extension for space at 1220 Memorex Drive, dated July 31, 2000.
10.04 Employment and consulting agreement effective January 1, 2000 between the Registrant and Brian D. Frenzel.
27.01    Financial Data Schedule, June 30, 2000