Form 10-Q
period 2000-09-30
CENTAUR PHARMACEUTICALS INC
filed 2000-11-14
CIK 911369

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      or

     [_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to  __________

                       Commission File Number: 000-24831

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



                              484 Oakmead Parkway
                          Sunnyvale, California 94085
                    (Address of principal executive offices)

                                 (408) 822-1600
              (Registrant's telephone number, including area code)

                         -----------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,729,134 as of October 31, 2000.

================================================================================

                         CENTAUR PHARMACEUTICALS, INC.

                                     INDEX

                                                                            Page
                        PART I:   FINANCIAL INFORMATION

ITEM 1   Financial Statements--Unaudited

    Condensed Balance Sheets--September 30, 2000 and December 31, 1999.....    3

    Condensed Statements of Operations--three and nine month periods ended
     September 30, 2000 and 1999...........................................    4

    Condensed Statements of Cash Flows--nine month periods ended September
     30, 2000 and 1999.....................................................    5

    Notes to Interim Condensed Financial Statements........................    6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................    7

ITEM 3   Quantitative and Qualitative Disclosures of Market Risk...........   16

                          PART II:   OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds.........................   17

ITEM 6   Exhibits and Reports on Form 8-K..................................   17

    Signatures.............................................................   18

    Exhibit Index..........................................................   19

PART I:   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    September 30,  December 31,
                                                        2000          1999*
                                                        ----          -----
                                                    (Unaudited)
                      ASSETS
-------------------------------------------------

Current assets:
  Cash and cash equivalents......................    $ 13,468      $  5,197
  Short-term investments.........................       6,946         7,379
  Accounts receivable............................       1,769            --
  Prepaid expenses and other current assets......         842           977
                                                     --------      --------
    Total current assets.........................      23,025        13,553
  Property and equipment, net....................       7,470         9,287
  Other assets...................................         405           555
                                                     --------      --------
    Total assets.................................    $ 30,900      $ 23,395
                                                     ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------

Current liabilities:
  Accounts payable...............................    $    473      $    888
  Accrued compensation...........................         390           305
  Other accrued liabilities......................       1,063         1,175
  Current portion long-term debt.................       2,578         2,308
                                                     --------      --------
    Total current liabilities....................       4,504         4,676
Deferred revenue.................................          --         1,499
Long-term debt...................................       1,501         3,470
                                                     --------      --------
    Total liabilities............................       6,005         9,645
Stockholders' equity:
  Common stock...................................          18            16
  Additional paid-in capital.....................      66,466        46,527
  Deferred compensation..........................        (599)       (1,265)
  Accumulated other comprehensive income.........          10            (7)
  Accumulated deficit............................     (41,000)      (31,521)
                                                     --------      --------
    Total stockholders' equity...................      24,895        13,750
                                                     --------      --------
    Total liabilities and stockholders' equity...    $ 30,900      $ 23,395
                                                     ========      ========

_________
* The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                Three Months            Nine Months
                                             Ended September 30,     Ended September 30,
                                            ---------------------    --------------------
                                               2000        1999       2000         1999
                                             -------     -------    -------       -------
Net revenues.............................    $ 1,403     $ 1,729    $ 6,118       $ 5,609
Expenses:
  Research and development...............      3,945       4,128     12,439        12,101
  General and administrative.............        981         982      3,405         3,097
                                             -------     -------    -------       -------
Total operating expenses.................      4,926       5,110     15,844        15,198
                                             -------     -------    -------       -------

Loss from operations.....................     (3,523)     (3,381)    (9,726)       (9,589)

Share of losses in affiliate.............        (40)        (73)      (215)         (191)
Interest and other (expense) income, net.        192         (34)       462           (85)
                                             -------     -------    -------       -------

Net loss.................................    $(3,371)    $(3,488)   $(9,479)      $(9,865)
                                             =======     =======    =======       =======

Basic and diluted net loss per share.....     $(0.19)     $(0.22)    $(0.56)       $(0.64)
                                             =======     =======    =======       =======

Shares used in computing basic and
 diluted net loss per share..............     17,625      15,574     17,065        15,535
                                             =======     =======    =======       =======

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For the Nine
                                                                    Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                   2000           1999
                                                                   ----           ----
                                                                       (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss.............................................      $ (9,479)       $(9,865)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization........................         2,034          2,209
     Amortization of deferred compensation................           474            652
     Share of losses in affiliate.........................           215            191
     Changes in operating assets and liabilities:
        Accounts receivable...............................        (1,769)           (18)
        Prepaid expenses and other current assets.........           135           (314)
        Other assets......................................           (65)             1
        Accounts payable..................................          (415)             1
        Accrued compensation..............................            85             94
        Other accrued liabilities.........................          (112)            29
        Deferred revenue..................................        (1,499)           125
                                                                --------        -------
           Net cash used in operating activities..........       (10,396)        (6,895)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Capital expenditures....................................          (217)          (529)
  Purchases of investments................................       (10,924)        (2,055)
  Sales and maturities of investments.....................        11,374          9,900
                                                                --------        -------
           Net cash provided by investing activities......           233          7,316

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..................        20,133            166
  Principal payments on capital lease obligations.........            --            (89)
  Repayment of debt financing.............................        (1,699)        (1,466)
                                                                --------        -------
           Net cash provided by (used in) financing
            activities....................................        18,434         (1,389)
                                                                --------        -------

Net increase (decrease) in cash and cash equivalents......         8,271           (968)
Cash and cash equivalents at beginning of period..........         5,197          5,628
                                                                --------        -------
Cash and cash equivalents at end of period................      $ 13,468        $ 4,660
                                                                ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...........................................      $    561        $   797
                                                                ========        =======

                             See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000
                                  (Unaudited)

1.   BASIS OF PRESENTATION

  The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 as included in the Company's annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2.   USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   INVESTMENT IN AFFILIATE

  The Company's share of losses in Cutanix for the nine months ended September 30, 2000 was $215,000.

4.   COMPREHENSIVE LOSS

  During the three months ended September 30, 2000 and 1999, total comprehensive loss amounted to $3.4 million and $3.5 million, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive loss amounted to $9.5 and $9.9 million, respectively.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently evaluating the effect of SAB 101 on its operations and financial position.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

  In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation-an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report along with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. These forward looking statements include statements about the Company's expectations for its clinical trial programs and activities to be undertaken by AstraZeneca. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's early stage of development; technological uncertainties, uncertainty of preclinical and clinical trials, novel therapeutic approach, dependence upon collaborators, future capital needs; uncertainty of additional funding and dependence on licenses, patents and proprietary technology. These and other risks are described in the section labeled "Factors That May Affect Future Results" below and in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Overview

  The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply and inflammation. From inception through September 30, 2000, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $50.5 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements, U.S. government research grants and possible manufacturing revenue from existing and possible future collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through

September 30, 2000 of $41.0 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its clinical trial programs and expands its research and preclinical development.

  In June 1995, the Company entered into a collaborative agreement with AstraZeneca PLC ("AstraZeneca") to research, develop and market drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the AstraZeneca agreement, AstraZeneca agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research, subject to certain limitations. The $6 million annual research reimbursement expired in June 2000. Additionally, AstraZeneca bears the costs of its development work under the AstraZeneca agreement. AstraZeneca received exclusive worldwide marketing rights from Centaur for the diseases listed above, subject to certain exceptions. The Company retains worldwide manufacturing rights for the active pharmaceutical ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through September 30, 2000, the Company recognized $41.1 million of revenue under the AstraZeneca agreement.

  On March 10, 2000, the Company closed an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share. The net proceeds to the Company after deduction of underwriting discounts, commissions and offering expenses was approximately $20.0 million.

  The Company previously announced results of a Phase IIa safety study of NXY-059, the stroke compound being developed by AstraZeneca under a license from the Company. The study indicated that NXY-059 was safe in stroke patients at a dose that exceeded the highest dose tested in the rat focal stroke model. AstraZeneca has commenced additional Phase I and Phase IIa clinical trials of NXY-059 to obtain further information on the safety and tolerability of NXY-059 to optimize the planned Phase IIb/III trials. As a result, it is currently expected that Phase IIb/III trials of NXY-059 to obtain information about the efficacy of NXY-059 would commence in early 2001. There can be no assurance as to whether or when AstraZeneca will actually undertake such trials, or what the results of such trials will be.

  The Company previously announced completion of enrollment in its U.S. Phase IIa clinical trials in AIDS dementia complex (ADC) and Parkinson's disease. Interim results for the ADC Phase IIa clinical study of Centaur's compound, called CPI-1189, indicate that CPI-1189 was well tolerated with more than 90% of CPI-1189 treated patients completing the initial 10 week dosing period, compared to 76% in the placebo group. All patients in this study also received maximally effective antiretroviral therapy. Neither the placebo nor CPI-1189 treated groups showed progression of disability on cognitive or motor functions during the 10 week treatment period. Thus, there was no opportunity to demonstrate the ability of CPI-1189 to arrest cognitive decline in this study. Additional data on the safety and efficacy trends of CPI-1189 in both ADC and Parkinson's trials
are expected in early 2001.   The objective of both these trials is to test the
safety and evaluate preliminary efficacy information of Centaur's drug candidate, CPI-1189.

  In September 2000, Paul L. Wood, Ph.D., was appointed President and Chief Executive Office, and a member of the Board of Directors of Centaur. In August 2000, John M. Carney, Ph.D. stepped down as the Company's Chief Technology Officer and is currently acting as an advisor to Centaur.

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

Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

  Substantially all of the Company's revenues have been derived from the collaborative research and development agreement with AstraZeneca and National Institutes of Health ("NIH") grants. The Company records milestone payments received under collaborative agreements as revenue when the funding party acknowledges that the milestone requirements have been met. The Company's revenues for the three and nine months ended September 30, 2000 were $1.4 million and $6.1 million, respectively, compared to revenues of $1.7 million and $5.6 million for the corresponding periods in 1999. Revenues in all periods consisted primarily of research support from AstraZeneca. The decrease in revenue for the three months ended September 30, 2000 was primarily due to expiration, in June 2000 of the annual research reimbursement from AstraZeneca of $6 million. The decrease was partially offset by the achievement of a milestone for the filing of the first U.S. Investigational New Drug Application
(IND) with NXY-059, the Company's compound for stroke. The increase in revenue for the nine months ended September 30, 2000 was primarily due to higher revenue in the earlier months related to the manufacture and sale of NXY-059, in anticipation of stroke Phase IIb/III human clinical trial requirements, partially offset by reduced research reimbursement. AstraZeneca's obligation to provide research support expired on June 30, 2000 and accordingly the Company expects its revenues to decline in at least the near term unless AstraZeneca and the Company agree on a continuation of research support, or milestone revenue or revenue from other sources is earned.

  Research and development expenses decreased to $3.9 million from $4.1 million for the three months ended September 30, 2000 compared to the same period in 1999. For the nine month periods ended September 30, 2000 research and development expenses increased to $12.4 million from $12.1 million for the same period in 1999. The decrease in research and development expenses for the three month periods was primarily due to reduced external preclinical expenses. The increase in research and development expenses for the nine month periods was primarily due to higher costs related to the production of higher volumes of NXY-059 and higher personnel related expenses. If the results of the Company's Phase IIa clinical trials for AIDS dementia complex and/or Parkinson's disease are favorable, then the Company expects its research and development expenses to increase as it undertakes new clinical programs and commences more advanced phases of its AIDS dementia and/or Parkinson's disease clinical trials. The Company is seeking to enter into additional collaborative research and development agreements to help fund these additional expenses. However, there can be no assurance that new collaborators will be found or that total collaborative research revenue will be sufficient to offset the anticipated increase in expenses.

  General and administrative expenses was relatively stable at $981,000 for the three months ended September 30, 2000 compared to $982,000 in the same period in 1999 and increased to $3.4 million from $3.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in general and administrative expenses in the nine month period was primarily due to increased personnel related expenses. If the results of the Company's Phase IIa clinical trials for AIDS dementia complex and/or Parkinson's disease are favorable, then the Company expects that general and administrative expenses will increase in the future due to the addition of personnel and increased facilities required to support the expected future growth in research and development activities.

  Interest and other income, net for the three and nine months ended September 30, 2000 was $192,000 and $462,000, respectively, compared to net interest and other expenses of approximately $34,000 and $85,000 for the same periods in 1999. The increase in interest income was due to the Company's higher cash balance as a result of its March 2000 financing. The Company expects to continue to incur interest costs through the remainder of 2000 at approximately the same rate as the nine months ended September 30, 2000, and expects that its interest income will be higher than in 1999 as a result of investing the net proceeds from its underwritten offering, which closed on March 10, 2000.

Liquidity and Capital Resources

  From inception through September 30, 2000, the Company has financed its operations primarily through $43.8 million generated from corporate collaborations, $61.7 million received from private placements and underwritten offerings of equity securities, including $20.0 million from an underwritten offering of 1,904,169 shares of the Company's common stock in March 2000, $8.9 million obtained from a debt financing and $3.4 million from NIH grant funding. As of September 30, 2000, the Company had approximately $20.4 million in cash, cash equivalents and investment securities, compared to $12.6 million at December 31, 1999.

  The Company's operations used $10.4 million and $6.9 million of cash in the nine months ended September 30, 2000 and 1999, respectively. These uses of cash primarily reflect the Company's net loss and changes in the Company's operating assets and liabilities over such periods.

  The Company's investing activities provided $233,000 and $7.4 million of cash in the nine months ended September 30, 2000 and 1999, respectively. This primarily reflected sales and maturities of securities in which the Company has invested its cash prior to use, offset in part by purchases of securities in the nine months ended September 30, 2000 and 1999.

  Financing activities provided $18.4 million of cash in the nine months ended September 30, 2000 and utilized $1.4 million of cash in the nine months ended September 30, 1999. The increase in cash provided by financing activities for the nine months ended September 30, 2000, compared to the same period in 1999 is primarily due to the completion of an underwritten offering of 1,904,169 shares of its Common Stock at a price of $11.50 per share on March 10, 2000. The cash used in financing activities is primarily attributable to repayment of debt.

  We believe that our current resources will be sufficient to meet our capital requirements for at least the next twelve months. We anticipate that during this period we will need to raise substantial additional funds for research, development, expansion of manufacturing and administrative facilities and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise. Our capital requirements depend on numerous factors, including:

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

  If we are not able to complete future funding transactions, we will be required to significantly curtail our operations and research and development programs, including reductions in our staffing levels and related expenses. Additional funding may not be available to us on reasonable terms, if at all. Any additional financing may result in dilution to existing stockholders. Any transactions to raise additional funds may require that we enter into arrangements that may require us to relinquish material rights to our potential products on terms that we might otherwise find unacceptable.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently evaluating the effect of SAB 101 on its operations and financial position.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

  In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation-an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

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

Many of our disease targets do not have widely accepted models; the results of our preclinical trials may not be indicative of the results from our clinical trials; our clinical trials may not adequately demonstrate the safety and efficacy of our products; we do not have any evidence of the efficacy of our potential products in human clinical trials.

  Most of the diseases and disorders that we are targeting are highly complex. Their causes are not fully known, and there are no widely accepted models of such diseases and disorders. We test potential compounds in a number of models that we believe provide useful information about the compound, but it is possible that any or all of these models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in these models can be subject to different interpretations, and our interpretation may not be correct. Some of our lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. The results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. For example, to date we have not been able to identify any efficacy from our stroke Phase IIa study or the interim 10-week data from the ADC Phase IIa study. Our ongoing clinical trials may not be completed, and clinical trials of our products under development may not be permitted, or if permitted, may not be completed. In addition, clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. Our potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. No evidence of the efficacy of our potential products in human clinical trials has been attained to date. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm us.

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

AstraZeneca's obligation to provide us with research funding has recently expired, which could require us to take actions to reduce expenses

  Our revenues to date have consisted primarily of research and development support from AstraZeneca. AstraZeneca's obligation to provide us with research funding terminated as of June 30, 2000. AstraZeneca's research funding to us represented 89% of our revenue for 1998, 79% for the year ended December 31, 1999 and 61% for the nine months ended September 30, 2000. We are currently in discussions with AstraZeneca regarding an extension of this funding, but there can be no assurance that the funding will be extended in whole or in part. If the funding is not extended, or is extended at a lower rate, the Company may take action to reduce expenses, which actions may include reducing staff and or certain projects.

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

We have a history of operating losses and may never be profitable

  We have incurred losses since our inception and as of September 30, 2000 had an accumulated deficit of $41.0 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, from U.S. government research grants and our now terminated agreement with Lundbeck. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

If we fail to attract additional qualified officers and other employees, or to retain key management and technical personnel, we may be delayed or unable to conduct our clinical trials and other product development efforts

  We are highly dependent on key members of our management and scientific staff, most notably Paul L. Wood, Ph.D., our newly appointed President and Chief Executive Officer. In addition, we rely on key consultants and advisors. The loss of one or more of these key personnel could have a material adverse effect on our research, development and product marketing efforts. In addition, we believe that our future success will depend upon our ability to attract and retain highly skilled scientific and managerial personnel, particularly as we expand our activities in clinical trials and the regulatory approval process. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We may not be successful in hiring or retaining the personnel we need for continued growth. If we are unable to hire and retain these personnel, we may be delayed or unable to conduct our clinical trials and product development efforts.

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

We have limited manufacturing capabilities and experience, and if we are unable to achieve or maintain sufficient manufacturing capacity, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed

  The manufacturing of sufficient quantities of new drugs is a time consuming, complex and difficult process. If we are unable to fully develop our own manufacturing capabilities or obtain and maintain third-party manufacturing arrangements on acceptable terms, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed. In 1998, we completed construction of a 30,000 square foot manufacturing facility in Santa Clara, California. The facility is licensed with the California Department of Health Services for GMP manufacturing of active pharmaceutical ingredients and is capable of manufacturing drug compound in lot sizes of up to 50kg. We do not expect that the Santa Clara facility will be capable of producing the quantity of our products that may be needed for later stage commercial sales. Accordingly, we expect to need to develop substantial additional capacity by expanding our current facilities or building new facilities. To meet projected time schedules, we may commence construction and/or otherwise commit ourselves to additional capacity prior to FDA or other regulatory approval of the products to be manufactured at the new facility. The cost of any new facility would be substantial, and such facility could ultimately prove to be unnecessary if the required approvals are not obtained or market demand is insufficient. Additionally, we may not be able to construct a large scale manufacturing facility, and we may not be able to operate it in an efficient and cost-effective manner and in compliance with applicable regulatory requirements. If we are unable to manufacture our own products, we will need to seek third-party manufacturers. We may not be able to enter into such arrangements on favorable terms. Additionally, if we are unable to satisfactorily manufacture and deliver the compounds required under our agreement with AstraZeneca, we could lose some or all of our manufacturing rights under that agreement.


Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

  There have been no material changes in the reported market risks since December 31, 1999.

Part II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

  None

ITEM 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits
     The following exhibits are filed herewith:

        Exhibit
        Number       Exhibit Title
        -------      -------------
         10.01       Employment and consulting agreement effective September 22,
                     2000 between the Registrant and John M. Carney.
         27.01       Financial Data Schedule

  (b) Reports on Form 8-K

    The Company did not file a report on Form 8-K during the period ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CENTAUR PHARMACEUTICALS, INC.
                                  (Registrant)



November 14, 2000.                By:      /s/    PAUL L. WOOD
                                           ------------------------
                                                  Paul L. Wood
                                      President and Chief Executive Officer



                                  By:      /s/   LUCY O. DAY
                                           ------------------------
                                                 Lucy O. Day
                                       Chief Financial Officer, Treasurer
                                     and Secretary(Chief Accounting Officer)

                         CENTAUR PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX

  No.                                             Exhibit
--------                                          -------
10.01 Employment and consulting agreement effective September 22, 2000 between the Registrant and John M. Carney.
27.01     Financial Data Schedule, September 30, 2000