Form 10-K405
period 2000-12-31
CENTAUR PHARMACEUTICALS INC
filed 2001-04-02
CIK 911369

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

   For the fiscal year ended December 31, 2000

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

                               1220 Memorex Drive
                         Santa Clara, California 95050
          (Address of principal executive offices, including zip code)
                                 (408) 822-1600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      none
          Securities registered pursuant to Section 12(g) of the Act:
                                      none

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $126,788,790 as of March 26, 2001, based upon the prices at which the Registrant's Common Stock was sold in recent transactions and the determination by the Registrant's Board of Directors of the fair market value of the Common Stock as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2001, the Registrant had 17,785,876 outstanding shares of Common Stock.

                         CENTAUR PHARMACEUTICALS, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
ITEM 1.   Business...............................................................................   1
ITEM 2.   Properties.............................................................................  12
ITEM 3.   Legal Proceedings......................................................................  12
ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  12
PART II
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  13
ITEM 6.   Selected Financial Data................................................................  14
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  15
ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk..............................  25
ITEM 8.   Financial Statements and Supplementary Data............................................  25
ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  25
PART III
ITEM 10.  Directors and Executive Officers of Registrant.........................................  26
ITEM 11.  Executive Compensation.................................................................  29
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  34
ITEM 13.  Certain Relationships and Related Transactions.........................................  37
PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  39
SIGNATURES .....................................................................................   42

                                     PART I

   This report contains certain forward-looking statements, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, among others, the following: the early stage of the Company's development and uncertainties related to its technology, the uncertainty of preclinical and clinical trials of potential products, the Company's novel therapeutic approach, the Company's dependence on collaborative partners, future capital needs and the uncertainty of additional funding, the Company's prior operating losses and accumulated deficit and the uncertainty of future profitability, the need for FDA approval and government regulation of the Company's operations and potential products, dependence on licenses, patents and proprietary technology, competition from other biotechnology, chemical and pharmaceutical companies, attraction and retention of technologically skilled employees, absence of sales and marketing experience and limited manufacturing capabilities, risks of product liability and limitations on insurance, dependence on third party reimbursement for potential products, uncertainties relating to health care reform, risks of animal testing and use of hazardous materials, and other factors referenced in this report. These risk factors are described in detail below in "Management Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

Item 1. BUSINESS

Overview

   We are developing a novel class of small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply, known as ischemia/reperfusion, and inflammation. We believe that these disease processes create stress agents, and that these agents activate a cascade of events in and around cells, which can lead to cell damage and death. We believe that our compounds can modify the cellular response to these stress agents and significantly reduce the resulting cellular damage and death.

   Our most advanced programs target diseases affecting the brain such as acute cerebral stroke and dementia. In collaboration with AstraZeneca PLC, a major international pharmaceutical company, Phase IIa clinical studies of NXY-059, for the intravenous treatment of stroke are ongoing in Europe. Additionally, Phase I studies have been concurrently initiated in the United States and Japan, to permit the use of the results of the European Phase IIa trials in these countries. AstraZeneca has also initiated additional preclinical studies to optimize the design of the stroke Phase IIb/III clinical study expected to commence in early 2002. We have independently completed Phase IIa clinical studies in the United States of an orally administered drug candidate in two dementia types, Parkinson's dementia and AIDS dementia. We have obtained preliminary evidence of efficacy of this drug candidate based on statistically significant improvements of cognitive function in psychomotor tests conducted in both our Parkinson's dementia trial and AIDS dementia trial. We believe that the cascade of events initiated by stress agents is important not only in Parkinson's dementia and AIDS dementia, but also Alzheimer's disease. Accordingly, we have decided to evaluate this drug candidate for use in treating Alzheimer's disease. Moreover, we believe that a broad range of other diseases involve these same processes. To evaluate these other opportunities, we are conducting preclinical programs to develop therapeutics for the treatment of arthritis and myocardial ischemia.

Technology

   A wide variety of human diseases and disorders have been linked to cell damage caused by the interruption and subsequent restoration of blood supply, known as ischemia/reperfusion, and inflammation. These include acute conditions associated with the temporary loss of blood supply such as stroke or heart attacks and debilitating chronic diseases with which inflammation has been associated such as dementia and arthritis. We believe that the processes of blood supply interruption/restoration and inflammation create stress agents, such as free radicals and inflammatory mediators, and that these agents activate a cascade of events in and around cells which leads to cell damage and cell death. We believe that our compounds can modify the cellular response to these stress agents and significantly reduce the resulting cellular damage and death.

   As people age, production of stress agents tends to increase and the ability of the body to cope with these agents decreases. As a result, the damaging effects of stress agents increase with age. The brain is especially sensitive to stress agents because it cannot replace damaged neurons and it has relatively weak defensive systems against stress agents. One of the consequences of this is that the production and release of relatively low levels of stress agents have an exaggerated effect on brain cells. Alzheimer's disease is an example of an age-associated brain disease that involves the production of stress agents. In addition to brain diseases, stroke, arthritis and heart attack are conditions that are generally more severe in aged individuals.

   We believe that Centaur's compounds reduce the cellular damage and cellular death caused by stress agents by preventing or modulating the activation of intracellular signaling cascades triggered by these agents, or by triggering or modulating other intracellular pathways that inhibit the effect of these agents. Signaling cascades within a cell determine which genes are activated at any point in time. Since they control gene expression they are as fundamental to the functioning of cells as the genes themselves. By modifying the intracellular signals generated when cells are exposed to stress agents, we believe that pathological responses can be controlled and the normal function of cells maintained.

   We have identified several ways in which we believe that our drug candidates regulate cell response to stress agents, including:

  . suppressing signals that cause cells to produce inflammation inducing agents,

  . suppressing signals that cause cells to produce toxic agents that can damage or destroy cells and

  .  altering cell signaling to favor cell survival.

   Centaur's drug discovery approach has generated two major programs. One program has led to the creation of proprietary small molecule compounds that protect mitochondria against ischemia/reperfusion damage, by blocking activation of cell death cascades that lead to tissue death. These compounds are used in our stroke and myocardial ischemia programs. Our second program consists of compounds that inhibit the activation of mitogen activated protein kinase (MAPK) pathways, thereby blocking expression of pro-inflammatory genes. These compounds are used in our dementia and arthritis programs.

   These properties of our compounds may make it possible to treat acute conditions, like stroke, by administering compounds from our anti-ischemia library several hours after the initial incident. In these circumstances, our drug candidates may be able to stop the escalating cascade of damage, thus slowing the production of harmful agents and toxins and reducing inflammation. Additionally, we believe that compounds from our anti-inflammatory library may be effective if given chronically for the treatment of certain degenerative diseases which involve a chronic inflammatory pathology.

   Our technology is based on proprietary libraries of small molecule pharmaceutical compounds. This technology emerged from research begun in the 1980s by our scientific founders, Dr. John Carney, then at the University of Oklahoma, and Dr. Robert Floyd at the Oklahoma Medical Research Foundation, with PBN, a small organic molecule. Building on this foundation, over the past nine years we have investigated several different families of chemicals and synthesized hundreds of novel compounds, many of which have shown therapeutic potential. This drug discovery process has involved the systematic preclinical screening and modification of compounds to improve their safety and efficacy, and drug absorption and distribution profile, using a variety of screening methods and disease models.

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

   We believe that our proprietary compounds have the following characteristics that may make them attractive as pharmaceutical candidates:

  . Clinical Efficacy Profile. We have obtained preliminary evidence of efficacy for our drug candidate, CPI-1189, in the Parkinson's dementia and AIDS dementia Phase IIa studies. This evidence was based on statistically significant improvements of cognitive function in psychomotor tests conducted in both our Parkinson's dementia trial and AIDS dementia trial.

  . Preclinical Efficacy Profile. Our drug candidates have demonstrated therapeutic effects in recognized animal models for our target diseases.

  . Toxicity Profile. Our drug candidates have shown low toxicity in animal studies at dosage levels well above those that have demonstrated therapeutic effects in animal models of disease. Drug candidates have also been administered to human patients in Phase IIa clinical studies in stroke, Parkinson's dementia and AIDS dementia, and no treatment-limiting side effects have been observed.

  . Oral or Intravenous Administration. We have engineered compounds for either oral or intravenous administration depending on the target indication.

  . Manufacturability. Because our drug candidates are small organic compounds, they are relatively easy and inexpensive to manufacture compared to larger molecules.

  . Compatibility With Existing Therapeutics. Based on limited testing to date, we have observed little or no interaction between our drugs and existing therapies, and believe that our drug candidates will prove to be compatible and administrable with other drugs.

Business Strategy

   We plan to apply our proprietary technologies to develop new treatments for a broad range of acute and chronic conditions associated with blood supply interruption/restoration and inflammation. The principal elements of our strategy are the following:

  . Target Large Markets with Unmet Medical Needs. In selecting therapeutic opportunities, we target large pharmaceutical markets that are not adequately served by existing therapies. We initially focused on diseases of the brain because of their substantial unmet market needs and the brain's high degree of vulnerability to stress agents. More recently, we have expanded our drug discovery efforts to include applications outside the brain where blood supply interruption/restoration and inflammation are believed to play major roles, such as arthritis and heart attack.

  . Emphasize Drug Discovery and Early Stage Development; Partner Activities Requiring Substantial Resources. We emphasize our research and early stage development capabilities, focusing on the discovery and screening of new drug candidates and the development of such candidates through early stage clinical trials. For later stage, larger and more complex clinical trials, and for worldwide marketing and distribution, we generally intend to seek strategic collaborations with large pharmaceutical companies, as we have established with AstraZeneca for stroke.

  . Protect Proprietary Position with Broad Patent Coverage. We are building a strong domestic and international patent position protecting our technology. Our proprietary position includes ownership of, or license rights to, 49 United States patents, 26 United States patent applications, 77 foreign patents and 261 foreign patent applications, covering compounds and their use in oxidative tissue damage, degenerative diseases, inflammatory conditions and the aging process. We have an active program of patent application and prosecution to protect and expand our proprietary compound libraries and therapies.

  . Maximize Value Added and Know How Through Internal Manufacturing. Because our drug candidates can be produced by relatively simple manufacturing processes at relatively moderate cost, we have established, an internal manufacturing capability. This capability provides us with the ability to produce the volume of active ingredient of our product needed through the clinical trial process and early stage commercial sales, and positions us to realize manufacturing revenues. It also permits us to gain the knowledge and insights that come from developing and implementing production methods and affords us the potential to enhance our proprietary position.

   Product Development Programs

   The table below summarizes the status of our principal product development programs:

                       Compound                           Commercialization
     Indication          Name          Status(1)                Rights
     ----------        --------        ---------          -----------------
Stroke                 NXY-059    Phase IIa(2)          AstraZeneca/Centaur(3)
Parkinson's dementia   CPI-1189   Phase IIa completed   Centaur
AIDS dementia          CPI-1189   Phase IIa completed   Centaur
Alzheimer's disease    CPI-1189   Phase IIb planned     Centaur
Arthritis              CPI-1714   Preclinical           Centaur
Myocardial ischemia    N/A        Research              Centaur

- --------
(1) "Phase IIa" means that a controlled clinical trial in patients with the targeted disease for the purposes of optimizing dose selection for planned Phase IIb/III clinical trials, and to test safety and tolerability and to collect pilot data on stroke recovery, is ongoing. A Phase IIa trial of NXY-059 for the purpose of testing safety and tolerability has previously been undertaken in Europe. The pharmacokinetics, safety and tolerability of NXY-059 has previously been studied in three Phase I trials in Europe, and four additional Phase I trials are currently ongoing in the United States, Europe and Japan.

  "Phase IIa completed" means that we have completed a controlled clinical trial in patients with the targeted disease for purposes of testing safety and evaluating preliminary efficacy information. The pharmacokinetics, safety and tolerability of CPI-1189 have previously been studied in eight Phase I studies in the United States.

  "Phase IIb planned" means that we are currently planning clinical studies for the compound for the purpose of defining the dose for pivotal Phase III trials. This compound has previously been the subject of a significant number of Phase I and IIa studies for AIDS dementia and Parkinson's dementia, as described above.

  "Preclinical" refers to compounds that are undergoing intensive safety evaluations in preparation for clinical studies.

  "Research" refers to compounds that have progressed to the point of intensive laboratory and/or animal screening designed to select a lead compound from potential clinical candidates.

(2) Performed in Europe under the European equivalent of an Investigational New Drug application, or IND. We expect to use the trial results to support Phase IIb/III regulatory filings in the United States and other countries. We believe that AstraZeneca will initiate the Phase IIb/III trials, consisting of two parallel trials totaling over 3,000 patients in North America and Europe and Japan, in early 2002.

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

   Until recently, stroke was considered untreatable. The condition was monitored until the patient stabilized and rehabilitation was begun. In 1996, a blood clot dissolving agent, tissue plasminogen activator (tPA), was approved as a therapy for ischemic stroke in the United States with a three hour window. The use of tPA is intended to restore blood supply to the brain as quickly as possible. While early blood supply restoration has proven beneficial in ischemic stroke, it exposes tissue to oxygenated blood, which we believe can lead to a cascade of damaging stress agents. Other approaches under development by other companies to treat stroke utilize neuroprotective agents such as N-methyl-D-aspartate, or NMDA, ion-channel blockers, NMDA-receptor antagonists, calcium channel blockers and substrates for rebuilding damaged cells. The effectiveness of most of these approaches is limited by the short window of time following the stroke during which they must be administered, and some have serious side effects. In addition, a number of prophylactic therapies for stroke are currently available, such as surgery to enlarge narrowed blood vessels and the regular use of anticlotting agents such as aspirin and ticlopidine.

   We believe that our stroke drug candidate, NXY-059, may prove effective in treating stroke by neutralizing the damaging cascade initiated by stress agents, such as free radicals, thereby protecting nerve cells from the damage associated with stroke. Data from preclinical studies suggest the therapeutic window of activity for NXY-059 may be significantly longer than for most other neuroprotective agents. This would be a major advantage in a disease in which patients may not arrive at the hospital for treatment for several hours.

   In collaboration with AstraZeneca, we are developing NXY-059 for intravenous administration as a stroke drug. Preclinical studies in animal models indicate that NXY-059 reduced neurological and behavioral consequences of permanent and temporary blockages of blood vessels, and demonstrated significant functional recovery in a primate model of stroke. Brain cell protection has been demonstrated in both the core of the brain lesion and the expanding zone at risk between the core and healthy tissue. Based on these animal studies, we believe that NXY-059 may be efficacious in humans when used up to six hours post-stroke. This compound yielded dose related brain cell protection at doses substantially below those that show any toxicity in animal models.

   Pursuant to the AstraZeneca agreement, AstraZeneca is to fund certain research, product development and clinical studies of NXY-059. AstraZeneca has conducted three Phase I clinical studies of NXY-059 in Europe for the purpose of testing safety and to obtain a drug absorption and distribution profile in healthy volunteers. No treatment-limiting side effects were observed in these studies, which covered 80 people. AstraZeneca subsequently conducted a Phase IIa study of NXY-059 in Europe with a total of 150 patients (99 patients dosed with NXY-059 and 51 patients on placebo) for the purpose of testing safety and tolerability and to collect pilot data on stroke recovery in acute stroke patients. No significant difference in the rate or type of adverse incidents was observed in the dosed group compared to the placebo group. No significant trends in stroke recovery were observed. AstraZeneca is also currently conducting additional preclinical studies, four Phase I studies in the United States, Europe and Japan and a second Phase IIa study in Europe, to support global phase IIb/III (pivotal efficacy) studies. We believe, based on discussions with AstraZeneca, that AstraZeneca will initiate Phase IIb/III trials of NXY-059 in early 2002 to obtain information about the efficacy of NXY-059, and to gather further information on safety. We expect the trials to consist of two parallel trials totaling over 3,000 patients in North America, and Europe and Japan.

   Stroke is the third leading cause of death and the most common cause of adult disability in the United States. There are approximately 750,000 stroke victims each year in the United States. Nearly 150,000 of these victims die and over 100,000 suffer severe, permanent disability. Of the more than two million stroke survivors in the United States, two-thirds have some type of long term disability.

Dementia Program

   Dementia is a clinical syndrome in which patients are characterized by progressive decline in their abilities of abstract reasoning, planning, judgment, language and short-term memory. This chronic degenerative process ultimately results in the patient requiring full time care. Dementia occurs in diverse clinical populations including age associated cognitive decline, Alzheimer's disease, AIDS dementia, Parkinson's dementia, Pick's disease, Cruetzfeldt-Jakob disease and Down's syndrome. In all cases there are neuronal losses that result in altered brain function. The only common causal agent in all these diseases that has been identified to date is an underlying chronic brain inflammation (neuroinflammation).

   Brain inflammation is believed to play a major role in the neuronal losses associated with AIDS dementia and Alzheimer's disease. Blocking this brain inflammation is thought to be a way to block the progressive impairments in cognitive function and debilitating neurological deficits associated with these diseases. Current therapy does not address this underlying pathology and is directed only at trying to improve remaining cognitive function. The only approved drugs are cholinesterase inhibitors that enhance neurotransmission but are limited in both efficacy and the small numbers of patients that show benefit.

   We believe that dementia caused by brain inflammation can be treated with CPI-1189, a drug candidate that blocks brain inflammation, neuronal losses, and associated memory deficits in preclinical models. In laboratory tests using human brain cells, the compound has provided protection to cells from injury caused by inflammatory mediators implicated in dementia.

   Eight Phase I studies with over 300 volunteers have supported the safety and bioavailability of CPI-1189 in man. We have also completed Phase IIa studies in Parkinson's dementia and AIDS dementia. Safety, tolerability and compliance were demonstrated in both patient populations. Additionally, we have observed statistically significant improvements of cognitive function in psychomotor tests conducted in both our Parkinson's dementia trial and AIDS dementia trial. These drug effects were observed in double blind controlled studies and were dose-dependent. These data have encouraged us to explore the potential utility of CPI-1189 in Alzheimer's disease, a dementia also characterized by neuroinflammation. These studies are in the planning stage.

   Another observation in the AIDS dementia trial was that previously reported declines in cognitive function were not observed. Other investigators have also reported these findings and it appeared that this is an additional clinical improvement provided by highly active anti-retroviral therapy (HAART). As a result, we have concluded that AIDS dementia is likely to be a decreasing problem that may be effectively controlled by HAART therapy. Our current focus for CPI-1189 will therefore be Alzheimer's disease. We intend to seek a corporate partner to accelerate the clinical trials.

   Alzheimer's disease affects four million people in the United States. The incidence of Alzheimer's disease increases steadily with age, affecting approximately five percent of individuals aged 65 and over 40% of people at age
80. The elderly are the fastest growing population segment in the United States. There are currently 4.0 million Americans with Alzheimer's disease and this population is projected to grow to 14 million by 2040.

Preclinical Program

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

   Most current arthritis medications, including aspirin and other nonsteroidal anti-inflammatory drugs, decrease pain and swelling but do not prevent cartilage and bone destruction. Within the past several years, several new anti-inflammatories were approved by the FDA. Two of these are members of a new family of drugs called specific cyclooxygenase-2 inhibitors, which are reported to have fewer side effects than earlier drugs. Another new therapeutic is a protein intended to neutralize the effects of inflammatory cytokines such as tumor necrosis factor. Other therapeutics for the treatment of joint destruction in arthritis include compounds that suppress the body's immune system, gold salts and compounds that block cell division, all of which can produce significant side effects, such as reduced white blood cell count and kidney and stomach damage. Many pharmaceutical and biotechnology firms have programs aimed at developing new arthritis therapeutics.

   Based on preclinical studies in established animal models of rheumatoid arthritis, we believe that our drug candidate, CPI-1714, could prove to be an effective therapeutic that reduces swelling and slows disease progression. We believe that CPI-1714 is promising in that it demonstrates efficacy at low dosages in preclinical models of rheumatoid arthritis and osteoarthritis. In addition, this drug candidate is a potent analgesic in preclinical models of neuropathic pain. These combined features make CPI-1714 a very attractive candidate for clinical evaluation. CPI-1714 is currently undergoing preclinical safety evaluations.

   It is estimated that approximately 2 million people in the United States have rheumatoid arthritis and approximately 21 million people in the United States, mostly over 65 years old, have osteoarthritis.

Research Program

   Our lead research program is targeting the treatment of myocardial ischemia that results from a heart attack. Myocardial ischemia, like stroke, is characterized by loss of mitochondrial integrity. We have gained extensive experience in the study of mitochondrial function and expect to leverage this know how to design effective drugs as myocardial protectants. Both cellular and animal models have been established and several lead compounds identified. We are working with the goal of providing a drug candidate for clinical evaluation in 2002. It is estimated that there are 1.5 million heart attacks annually in the United States.

Astrazeneca Alliance

   In June 1995, we entered into an agreement with AstraZeneca for the research, development and marketing of certain drugs to treat Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia. We are primarily responsible for research work under the AstraZeneca agreement, and AstraZeneca is primarily responsible for development work, including clinical trials. For a description of AstraZeneca's payment obligations to us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

   AstraZeneca was granted exclusive worldwide marketing rights to any products resulting from the alliance. We retain worldwide manufacturing rights for the active ingredient of the products. AstraZeneca has agreed to buy all of its requirements of such substance from us so long as we meet specified obligations, subject to specified exceptions intended to permit AstraZeneca to maintain a second source of supply. We also have an option to obtain co-promotion rights in the United States for five years for products covered by the AstraZeneca agreement. We and AstraZeneca have agreed to work exclusively with each other in the field of treating Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia using specified technology related to ours, subject to certain exceptions (including an exception for CPI-1189). In addition, we have provided AstraZeneca with a right of first negotiation to enter into agreements with us in other diseases of the central nervous system and have agreed not to commercialize certain compounds covered by the AstraZeneca agreement outside of the field of Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia.

   Our agreement with AstraZeneca expires on the later of 15 years after the first commercial sale of a licensed product, or the expiration of applicable patents, on a country-by-country basis. Additionally, AstraZeneca can terminate the agreement either in whole or in part, without cause, upon 12 months notice. AstraZeneca may also terminate its research support obligations, and its obligation to purchase products from us, upon the acquisition by a third party engaged in the manufacture and/or sale of pharmaceutical products of more than 30% of our voting capital stock. In any event, AstraZeneca's research payment obligations to us expired as of June 30, 2000.

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

   We own 25 United States patents, 19 United States patent applications, 22 foreign patents and 177 foreign patent applications related to our compounds and their use as pharmaceuticals. We also hold exclusive license rights to 24 United States patents, 7 United States patent applications, 55 foreign patents and 84 foreign patent applications related to our compounds and their use as pharmaceuticals.

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

Cutanix--Skin Care Affiliate

   Because of the anti-inflammatory properties of our compounds, we believe that these compounds could be effective in treating various diseases and disorders of the skin, including dermatitis, psoriasis and photoaging. In January 1998, we exclusively licensed all of our current and future technology, for use in the field of dermatology, cosmetics and other skin care applications, to a newly formed company, Cutanix Corporation, which has undertaken a research program to identify compounds which could be developed into dermatological drugs or cosmetics. The license agreement provides that either Centaur or Cutanix may obtain the exclusive right to use our compounds, with some exceptions, by agreeing to take actions to develop the compound. Accordingly, Cutanix could obtain exclusive rights to a compound that we might otherwise choose to develop. In addition, we and Cutanix agreed that we would be the exclusive supplier of our active compounds to Cutanix at a cost-based purchase price. Each party has rights to terminate the exclusivity of this supply relationship.

   As of December 31, 2000, we owned 48% of the outstanding stock of Cutanix. We and two other principal stockholders of Cutanix have agreed to vote for one representative of each on the Board, subject to certain limited exceptions, and have also agreed that certain major corporate actions will require the approval of 75% of the members of the Board of Directors, all for a period of ten years. One of our directors is a director and major stockholder, and the chief executive officer, of Cutanix. See "Certain Relationships and Related Transactions." In 2000, the Cutanix Board was expanded from three to four directors, and a person not affiliated with Centaur was appointed to fill the new vacancy.

Manufacturing

   We have a 30,000 square foot manufacturing facility in Santa Clara, California. The facility is used to manufacture compounds for ongoing clinical trials of NXY-059 for our stroke trials and CPI-1189 for our dementia trials, as well as other compounds for research work and preclinical studies. We believe that this facility is sufficient to permit us to produce the volume of product needed through the clinical trial process and for early commercial sales, and positions us to realize manufacturing revenues. This facility also permits us to gain the knowledge and insights about our products and technology that result from developing and implementing the production methods, and affords us the potential to enhance our proprietary position.

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

  . submission to the FDA of an Investigational New Drug, or IND, application for clinical trials;

  . successful completion of adequate and well-controlled human clinical trials establishing safety and efficacy;

  .  the submission to the FDA of a New Drug Application, or NDA; and

  .  FDA approval of the NDA.

   Preclinical Studies. Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify safety issues. The results of these studies are submitted to the FDA as part of the IND application.

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

   NDA Submission. Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, an NDA may be filed with the FDA. This application includes detailed information pertaining to product chemistry, manufacturing and quality control procedures, preclinical and clinical safety and efficacy data and proposed labeling. FDA approval of the NDA is required before the applicant may market the new product. The FDA may or may not conclude that the NDA contains adequate data and information pertaining to chemistry, manufacturing and quality control procedures, and preclinical and clinical safety and efficacy data, to justify approval of the NDA, and the FDA could require the generation and submission of additional data and information prior to approving the NDA. The FDA could also impose significant limitations on the approved conditions of use of a product as a condition for approval. Applicants must pay substantial user fees to the FDA at the time an NDA is filed, and the FDA is generally obligated to issue an action letter pertaining to the NDA within 12 months after its receipt.

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

Employees

   As of December 31, 2000, we had 73 full-time employees of which 21 have Ph.D. and/or M.D. degrees. Of our full time employees, 42 work in research and development, 14 work in manufacturing, product development and quality assurance/quality control and 17 work in finance and administration. We had 86 employees on December 31, 1998 and 95 employees on December 31, 1999. Our employees are not represented by any collective bargaining unit, we have never experienced a work stoppage, and we believe that our employee relations are good.

Item 2. PROPERTIES

   Our lease for approximately 31,000 square feet of laboratory and office space in Sunnyvale, California expires as of June 30, 2001. The address of the Sunnyvale facility is 484 Oakmead Parkway, Sunnyvale, CA 94086. We also currently lease a 123,000 square foot facility in Santa Clara, California. This lease expires in 2007, with an option to extend through 2010. The address of our Santa Clara facility is 1220 Memorex Drive, Santa Clara, California 95050.

   We expect to move our laboratory and office facilities from our Sunnyvale facility to our Santa Clara facility prior to the expiration of the Sunnyvale lease on June 30, 2001. As a result, we expect that all of our laboratory, office and manufacturing facilities will be located at our Santa Clara facility by July 1, 2001.

Item 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In November 2000, Centaur solicited the written consent of its stockholders to approve an amendment to its Certificate of Incorporation to permit stockholders to act by written consent beyond December 31, 2000. As a result of the amendment, stockholders will continue to be able to act by written consent until such time as Centaur closes an underwritten offering, which results in Centaur shares being traded on a significant public market specified in the amendment. On October 31, 2000, the record date for the consent, the Company had 17,696,931 outstanding shares. The amendment was approved by the required number of shares: 11,415,500 shares were voted for the amendment, 82,500 shares were voted against the amendment, 10,800 shares abstained, and 6,188,131 shares did not vote.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market For Registrant's Common Equity

   Centaur's common stock may be traded from time to time in the Swiss over-the-counter market. This market consists of negotiated transactions from time to time between investors, who may act through banks or brokers. Trading of our common stock in the Swiss over-the-counter market has been very limited. While indications of the price at which investors might be willing to buy or sell shares of common stock may be available from time to time to banks, brokers and other financial institutions over electronic media, and may be available through Bank Vontobel, this information is not otherwise available to the public. In addition, this information may not be indicative of the price at which shares of common stock would actually be purchased or sold. Information as to the price and volume of actual transactions in the common stock in the Swiss over-the-counter market is not publicly reported or available in any printed or electronic media. Furthermore, the Swiss over-the-counter market is not subject to specific regulation or regulatory oversight. The high and low sales prices of our common stock in the Swiss over-the-counter market are reflected in the following table.

                                                                   High   Low
                                                                  ------ ------
   Year Ended December 31, 1999
     First Quarter............................................... $ 9.42 $ 8.74
     Second Quarter..............................................  10.31   8.70
     Third Quarter...............................................  10.66   9.66
     Fourth Quarter..............................................      *      *

   Year Ended December 31, 2000
     First Quarter...............................................  14.30  11.50
     Second Quarter..............................................  10.50   9.50
     Third Quarter...............................................  10.75   9.30
     Fourth Quarter..............................................   9.00   5.50

- --------
* There were no sales of our common stock in the Swiss over-the-counter market in the fourth quarter of 1999.

Dividend Policy

   We have never paid any cash dividends on our capital stock. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

   Pursuant to a consulting agreement dated January 1, 2000, we issued 25,000 shares of common stock in consideration of services and a warrant to acquire up to 15,000 shares of our common stock with an exercise price of $11.00 per share to Prospektiva Investments, a consultant to Centaur. The warrant was fully vested upon issuance and has a term of five years. The issuance of the shares of common stock and the warrant were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

   On May 1, 2000, we issued a warrant to acquire up to 10,000 shares of our common stock with an exercise price of $11.50 per share to Memorex Drive LLC, a landlord of Centaur. The warrant was fully vested upon issuance and has a term of seven years. The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below with respect to the Company's statement of operations and balance sheet as of and for each of the three years in the period ended December 31, 2000 are derived from the audited financial statements of the Company, which are included elsewhere in this report on Form 10-K. The statement of operations data and the balance sheet data for the years ended December 31, 1996 and 1997 have been derived from our audited financial statements not included in this report on Form 10-K. The selected financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data."

                                          Year Ended December 31,
                                 ----------------------------------------------
                                  1996     1997      1998      1999      2000
                                 -------  -------  --------  --------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
Net revenue....................  $12,743  $ 9,573  $  6,663  $  7,429  $  7,085
Operating expenses:
  Research and development.....    7,854   15,646    13,629    16,176    16,111
  General and administrative...    2,306    2,266     3,494     4,089     4,843
                                 -------  -------  --------  --------  --------
Total operating expenses.......   10,160   17,912    17,123    20,265    20,954
                                 -------  -------  --------  --------  --------
Income (loss) from operations..    2,583   (8,339)  (10,460)  (12,836)  (13,869)
Share of losses in affiliate...      --       --       (305)     (319)     (313)
Interest and other income,
 net...........................      362    1,107        80      (130)      641
Net income (loss) before
 cumulative effect of change in
 accounting principle..........    2,945   (7,232)  (10,685)  (13,285)  (13,541)
Cumulative effect of change in
 accounting principle..........      --       --        --        --       (400)
                                 -------  -------  --------  --------  --------
Net income (loss)..............  $ 2,945  $(7,232) $(10,685) $(13,285) $(13,941)
                                 =======  =======  ========  ========  ========
Basic net income (loss) per
 share before cumulative effect
 of change in accounting
 principle.....................  $  1.15  $ (2.64) $  (1.90) $  (0.85) $  (0.79)
Cumulative effect of change in
 accounting principle..........      --       --        --        --      (0.02)
                                 -------  -------  --------  --------  --------
Basic net income (loss) per
 share.........................  $  1.15  $ (2.64) $  (1.90) $  (0.85) $  (0.81)
                                 =======  =======  ========  ========  ========
Diluted net income (loss) per
 share before cumulative effect
 of change in accounting
 principle.....................  $  0.24  $ (2.64) $  (1.90) $  (0.85) $  (0.79)
Cumulative effect of change in
 accounting principle..........      --       --        --        --      (0.02)
                                 -------  -------  --------  --------  --------
Diluted net income (loss) per
 share.........................  $  0.24  $ (2.64) $  (1.90) $  (0.85) $  (0.81)
                                 =======  =======  ========  ========  ========
Shares used in computing net
 income (loss) per share:
  Basic........................    2,551    2,742     5,614    15,549    17,234
  Diluted......................   12,514    2,742     5,614    15,549    17,234
Pro forma results as if revenue
 recognition policy had been
 adopted retroactively:
Pro forma net income (loss)....  $ 3,745  $(6,432) $ (9,885) $(12,485) $(13,541)
                                 =======  =======  ========  ========  ========
Pro forma net loss per share:
  Basic........................  $  1.47  $ (2.35) $  (1.76) $  (0.80) $  (0.79)
                                 =======  =======  ========  ========  ========
  Diluted......................  $  0.30  $ (2.35) $  (1.76) $  (0.80) $  (0.79)
                                 =======  =======  ========  ========  ========
                                                December 31,
                                 ----------------------------------------------
                                  1996     1997      1998      1999      2000
                                 -------  -------  --------  --------  --------
                                               (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short term investments........  $10,966  $13,633  $ 18,534  $ 12,576  $ 17,364
Working capital................   10,234   11,300    15,160     8,877    14,568
Total assets...................   15,407   24,243    37,233    23,395    26,710
Long-term portion of
 obligations, net of current
 portion.......................      210      --      5,802     3,470       795
Redeemable convertible
 preferred stock...............   11,698   28,105       --        --        --
Accumulated deficit............     (319)  (7,551)  (18,236)  (31,521)  (45,462)
Total stockholders' equity (net
 capital deficiency)...........     (245)  (7,035)   25,978    13,750    21,203

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our expected future operations and financial position and expenses, among others, and that involve risks and uncertainties. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Factors that may cause such a difference include, but are not limited to, those set forth under "Factors That May Affect Future Results of Operations."

Overview

   We were incorporated in March 1992 and have devoted substantially all of our resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving the interruption and subsequent restoration of blood supply and inflammation. From our inception through December 31, 2000, we recognized cumulative revenues from collaborative research and development agreements and grants of $51.1 million. We do not anticipate revenues from product sales or collaborative agreement royalties for at least several years. Our sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements and possible manufacturing revenue from collaborators for the manufacture of bulk drug product for use in clinical testing. We have incurred cumulative losses through December 31, 2000 of $45.5 million. We expect to incur additional significant operating losses over at least the next several years as we continue our clinical trial programs and our research and preclinical development. We may never be able to achieve or sustain profitability in the future. Our results of operations may vary significantly from quarter to quarter.

   In June 1995, we entered into a collaborative agreement with AstraZeneca for the research, development and marketing of pharmaceutical compounds to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. AstraZeneca paid us $4.0 million upon execution of this agreement as reimbursement for some previously incurred costs. Under the terms of this agreement, AstraZeneca agreed to make payments to us for development milestones and to pay up to $6.0 million per year for five years, primarily as reimbursement for our project related research, subject to specified limitations. Additionally, AstraZeneca bears substantially all other costs of development work under the agreement. The $6.0 million annual research reimbursement provision expired in June 2000. AstraZeneca is also obligated to reimburse us for the manufacture of bulk drug product for use in clinical testing, and to pay royalties to us on product sales covered by the agreement. The milestone payments potentially available to us under the AstraZeneca agreement total $34 million, allocated among 21 separate milestones, of which three milestones representing $4 million in total had been achieved by us as of December 31, 2000. We may not achieve any of the remaining milestones. AstraZeneca received exclusive worldwide marketing rights to any pharmaceuticals resulting from the collaboration. We retain worldwide manufacturing rights for the active ingredients of the product and an option to obtain specified co-promotion rights in the United States for five years. Through December 31, 2000, we recognized $41.7 million of revenue under the AstraZeneca agreement. See "Business--AstraZeneca Alliance" for additional information regarding our relationship with AstraZeneca.

   In October 1996, we entered into a research and development collaboration with H. Lundbeck A/S to jointly commercialize our proprietary drug compound for Parkinson's disease. Under this agreement, we and Lundbeck jointly funded research, development, regulatory and other nonresearch activities. Upon achievement of specified drug development milestones, Lundbeck was to make milestone payments. From the inception of the Lundbeck collaboration to March 1998, we recognized $6.0 million of revenue, of which $4.3 million has been paid in cash and $1.7 million was satisfied by the provision of services by Lundbeck. In March 1998, Lundbeck terminated its agreement with us based primarily on a claim that we had breached the agreement by commencing clinical trials for AIDS dementia, using the same compound as is being used in our Parkinson's disease clinical trials, without obtaining consent from Lundbeck. We disputed this claim. In July 1998, we and Lundbeck entered into an agreement releasing each party from any further obligations or claims under this agreement.

   In 1996, we initiated our first Phase I clinical study for Parkinson's dementia in the U.S. In 1997, under the management of AstraZeneca, we initiated Phase I studies for stroke in Europe. In 1998, upon completion of the stroke Phase I studies, a stroke Phase IIa study was initiated in Europe. Also in 1998, Phase IIa studies were initiated for Parkinson's dementia and AIDS dementia. The two Phase IIa studies in dementia were completed in early 2001, and additional Phase I and Phase IIa studies in stroke are currently ongoing.

Results Of Operations

   Years Ended December 31, 1998, 1999 and 2000

   Revenues. Net revenues were $6.7 million in 1998, $7.4 million in 1999 and $7.1 million in 2000. These amounts include revenues from the AstraZeneca agreement of $6.4 million in 1998, $6.1 million in 1999 and $6.5 million in 2000, and NIH grant revenue of $217,000 in 1998, $1.3 million in 1999 and $571,000 in 2000. Revenue from AstraZeneca consisted primarily of research support and, in 2000, manufacturing revenue was also a principal source. There were no signing or milestone payments recognized during 1998 or 1999. In 2000, $1.0 million of milestone revenue was recognized related to the AstraZeneca agreement. The increase in revenues for the year ended December 31, 1999 compared to the same period in 1998 was primarily due to increased NIH grant revenue. This increase was partially offset by decreased manufacturing revenue earned in 1999 from AstraZeneca as the manufacturing of our drug compound NXY-059 for the stroke Phase IIa clinical studies was completed in 1998, and we did not begin manufacturing of NXY-059 for the contemplated stroke Phase IIb/III clinical studies until late 1999. The decrease in revenue for the year ended December 31, 2000 compared to the same period in 1999 was primarily due to expiration of the $6.0 million annual research reimbursement in June 2000 from AstraZeneca, which was partially offset by an increase in manufacturing revenue earned from AstraZeneca for manufacturing NXY-059, the $1.0 million milestone revenue from AstraZeneca and the $400,000 recognized under Staff Accounting Bulletin 101 ("SAB 101").

   Research and development expenses. Research and development expenses increased from $13.6 million in 1998 to $16.2 million in 1999 and decreased to $16.1 million in 2000. The increase in research and development expenses for the year ended December 31, 1999 compared to the same period in 1998 is primarily due to increased external clinical study costs in 1999 resulting from the initiation of Phase IIa clinical studies of our compound for AIDS dementia in the fourth quarter of 1998. Additionally, the November 1998 completion of the Santa Clara, California manufacturing facility resulted in increased depreciation, amortization and facility related expenses in 1999. The decrease in expenses for the year ended December 31, 2000 compared to the same period in 1999 is primarily due to decreases in external clinical costs in 2000 resulting from the completion of Phase IIa clinical studies of our compound for AIDS dementia complex and Parkinson's dementia and reduced funding of work at outside research institutions, offset in part by increased personnel related costs. We expect our research and development expenses to decrease moderately in 2001.

   General and administrative expenses. General and administrative expenses increased from $3.5 million in 1998 to $4.1 million in 1999, and increased further to $4.8 million in 2000. The increase in 1999 expenses was primarily due to increased expenses of operating as a public reporting company beginning in October 1998 and increased patent activity. The additional costs of public reporting included public relations, legal, accounting and financial printing costs. The increase in 2000 expenses was primarily due to an increase in personnel related costs and increased consulting services. We expect that general and administrative expenses will decrease moderately in 2001.

   Interest and other income, net. In 1998, net interest income was $80,000; in 1999, net interest expense was $130,000 and in 2000, net interest income was $641,000. Interest expense is principally from our debt financing. Interest income is principally from interest earned from the proceeds raised from our equity financings, which were completed in 1998 and 2000.

   Deferred stock compensation. We recorded aggregate deferred stock compensation of $2.2 million in 1998, in connection with certain stock options and warrants that we granted. The amortization amounts were allocated primarily to research and development expenses, and, to a lesser extent, general and administrative expenses. See note 9 of notes to financial statements. No deferred stock compensation was recorded in 1999 or 2000.

   Income taxes. We have incurred net losses since inception for federal and state tax purposes and have not recognized a domestic tax provision or benefit. As of December 31, 2000, we had approximately $35.6 million of federal and approximately $4.8 million of state net operating loss carryforwards to offset against future taxable income. We also had approximately $1.1 million of federal research and development tax credit carryforwards. The related deferred tax assets have been fully reserved through December 31, 2000. The federal net operating loss and tax credit carryforwards expire in years 2008 through 2020, if not used. The state net operating losses and credits expire in years 2003 through 2010, if not used. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity And Capital Resources

   From inception through December 31, 2000, we have financed our operations primarily through $61.7 million received from private placements and underwritten offerings of equity securities, $45.4 million generated from corporate collaborations, $8.9 million net from a debt financing and $3.5 million from NIH grant funding. As of December 31, 2000, we had approximately $17.4 million in cash and investment securities. We had debt obligations totaling $3.5 million at that date, bearing interest at 14.8% per annum. The debt obligations are secured by equipment and leasehold rights and improvements, and are payable in monthly installments through 2002. See note 8 of notes to financial statements.

   Our operations used cash of $7.1 million in 1998, $9.1 million in 1999 and $12.4 million in 2000. These uses of cash primarily reflect our net loss for these periods, as adjusted for changes in our current assets and liabilities and deferred revenue.

   Our use of cash in investing activities reflects our purchase of property and equipment, together with purchases and sales of securities in which we had invested our cash prior to use. Additions to property and equipment were $3.5 million in 1998, $562,000 in 1999 and $651,000 in 2000. Of the $15.7 million additions to property and equipment since the beginning of 1995, we invested approximately $10.0 million in our Santa Clara facility and approximately $5.7 million in our Sunnyvale facility, which we will vacate in June 2001. We anticipate incurring capital expenditures of approximately $4.5 million in 2001, primarily related to our move to Santa Clara and the consolidation of our research, development, and administrative facilities and equipment in that facility. We plan to fund a significant portion of our capital expenditures through loans. However, this funding may not be available.

   We believe that our current resources will be sufficient to meet our capital requirements for the remainder of 2001. We anticipate that during this period we will need to raise substantial additional funds for research, development, consolidation of our operations in Santa Clara and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise, prior to the commercialization of any of our products. Our capital requirements depend on numerous factors, including:

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

   If we are not able to complete future offerings, or other future funding transactions, we will be required to significantly curtail our operations and research and development programs, including reductions in our staffing levels and related expenses. Additional funding may not be available to us on reasonable terms, if at all. Any additional financing would likely result in dilution to existing stockholders, which could be significant. Any transactions to raise additional funds may require that we enter into arrangements that may require us to relinquish material rights to our potential products on terms that we might otherwise find unacceptable.

Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standard No. 137, which defers the effective date of SFAS 133 to the first fiscal quarter in fiscal years beginning after June 15, 2000. We do not expect SFAS 133 to have an impact on our results of operations or financial condition when adopted, as we presently do not engage in hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires certain fees under collaborative agreements to be deferred and amortized over future periods. We adopted SAB 101 effective January 1, 2000 and recognized non-returnable up front research fees ratably, over the research term. We believe the change in accounting principle is preferable based on guidance provided by SAB 101. As a result of the adoption of SAB 101, a payment of $4.0 million from AstraZeneca recognized in 1995 upon execution of the collaborative agreement has been deferred and is being amortized over the research term. The cumulative effect of the change in accounting principle was $400,000, which we have recorded as a one-time charge. The $400,000 deferred in 2000 under SAB 101 was recognized in full as revenue by the second quarter of 2000. Revenues for the interim periods in the year ended December 31, 2000 have been restated to reflect the accounting change.

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

Many of our disease targets do not have widely accepted models; the results of our preclinical trials may not be indicative of the results from our clinical trials; our clinical trials may not adequately demonstrate the safety and efficacy of our products

   Most of the diseases and disorders that we are targeting are highly complex. Their causes are not fully known, and there are no widely accepted models of such diseases and disorders. We test potential compounds in a number of models that we believe provide useful information about the compound, but it is possible that any or all of these models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in these models can be subject to different interpretations, and our interpretation may not be correct. Some of our lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. We have not obtained evidence of efficacy in our clinical trials to date, other than some preliminary evidence of efficacy in psychomotor tests conducted in our Phase IIa trial for Parkinson's dementia and our Phase IIa trial for AIDS dementia. We observed no other statistically significant drug effects in any other parameters monitored in these two Phase IIa studies. In any event, the results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. Our ongoing clinical trials may not be completed, and clinical trials of our products under development may not be permitted, or if permitted, may not be completed. In addition, our clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. Our potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm us.

Our products are based on a novel therapeutic approach and if this approach is not successful, we may be unable to develop commercially viable products

   Our product development efforts center around our drug compound libraries that we believe protect against some of the damaging effects of blood supply interruption/restoration and inflammation. Our novel approach has not been widely studied, the mechanisms of action of our technology and compounds are not well understood, and many of the diseases we are targeting do not have widely accepted models. If our approach, technologies or product candidates are not successful, we may be unable to develop commercially viable products.

We rely on third parties to develop, market, distribute and sell our potential products and if these third parties do not perform, or do not perform in a timely manner, we may be delayed or unable to introduce commercial products or may incur additional costs in doing so

   Our strategy for the development and commercialization of our products requires that we maintain and enter into collaborations with corporate partners, licensors, licensees and others. We may not be able to enter into any new collaborative arrangements, and our current and any future collaborative arrangements may not be successful. To the extent that we are not able to maintain or establish these arrangements, we would be required to undertake such activities at our own expense, which would significantly increase our capital requirements and limit the programs that we are able to pursue. In addition, we may encounter significant delays in introducing our products into specific markets or find that the development, manufacture or sale of our products in these markets is adversely affected by the absence of such collaborative agreements. We cannot control the amount and timing of resources that our collaborative partners devote to our programs or potential products, which can vary because of factors unrelated to the potential product. Collaborative participation will depend on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside our control.

   We currently have a collaborative arrangement with AstraZeneca for the research, development and marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of AstraZeneca may not be, or may not remain, aligned with our interests and motivations. AstraZeneca may not successfully perform its development, regulatory compliance or marketing functions.

   Our revenues to date have consisted primarily of research and development support from AstraZeneca. AstraZeneca's obligation to provide us with research funding terminated as of June 30, 2000. AstraZeneca's research funding to us represented 89% of our revenue for 1998, 79% for 1999 and 52% for 2000. AstraZeneca has no further obligation to provide us with research funding.

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

   If AstraZeneca or any future collaborative partner breaches or terminates their agreements with us or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and we would likely be required to devote additional resources to product development and commercialization or terminate certain development programs.

We will need to obtain additional financing to fund our operations in the near future, and if we fail to obtain such financing our product development programs may be significantly curtailed or ended

   We have generated no product revenue, and none is expected for at least several years. We believe that our current resources will be sufficient to meet our capital requirements through the end of 2001. We anticipate that in the near future we will need to raise substantial additional funds for research, development, consolidation of our operations in Santa Clara and other expenses, through equity or debt financings, research and development financings, collaborative relationships or otherwise.

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

  . the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and

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

We will need to enroll patients in our clinical trials that meet the required criteria for these trials, and if we are unable or delayed in doing so, our business would be seriously harmed

   The ability to undertake and complete clinical trials in a timely manner depends on the enrollment of patients that meet the required criteria of the clinical trial. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical studies. We have previously experienced delays in enrolling patients in some of our clinical trials. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could seriously harm us.

We have a history of operating losses and may never be profitable

   We have incurred losses since our inception and as of December 31, 2000 had an accumulated deficit of $45.5 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, from U.S. government research grants and our now terminated agreement with H. Lundbeck A/S. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

If we fail to retain key management and technical personnel or to attract additional qualified officers and other employees, we may be delayed or unable to conduct our clinical trials and other product development efforts

   We are highly dependent on key members of our management and scientific staff, most notably Paul L. Wood, Ph.D., our President and Chief Executive Officer. The loss of one or more of these key personnel could have a material adverse effect on our research or development efforts. In addition, we believe that our future success will depend upon our ability to attract and retain highly skilled scientific and managerial personnel, particularly as we expand our activities in clinical trials and the regulatory approval process. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We may not be successful in hiring or retaining the personnel we need for continued growth. If we are unable to hire and retain these personnel, we may be delayed or unable to conduct our clinical trials and product development efforts.

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

We are very dependent on our patents and other intellectual property; if our intellectual property protection proves inadequate, our business could be materially harmed

   Our success will depend to a significant degree on our ability to obtain, maintain and enforce patent protection for our products and manufacturing processes or license rights to applicable patents, as well as to preserve our trade secrets and operate without infringing the proprietary rights of third parties both in the United States and other countries. The degree of patent protection afforded to pharmaceutical and biomedical inventions is uncertain and involves complex legal and factual questions. As a result, the breadth of claims allowed in pharmaceutical and biomedical patents cannot be predicted. Patent applications relating to our potential products or technology may not result in patents being issued. Our current patents, as well as any that may be issued in the future, may not afford adequate protection to us, and may not provide a competitive advantage. In addition, any of our patents may be challenged, invalidated or infringed. Furthermore, others may independently develop similar products or processes, duplicate any of our products or, if patents are issued to us, design around such patents. Litigation, which would result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of third parties. In some cases, we depend on third parties to prosecute patents and patent applications for technology that we license, such as the core technology related to our compounds licensed from the University of Kentucky Research Foundation and the Oklahoma Medical Research Foundation. Failure of these third parties to effectively prosecute these patents could seriously harm us.

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

It is difficult to predict the time at which patent applications may be issued as patents to us or to our competitors, and proceedings or litigation to determine the priority of our inventions could be costly

   Our competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. There is a substantial backlog of pharmaceutical and biomedical patent applications at the U.S. Patent and Trademark Office, or PTO. Accordingly, we cannot predict the time at which patent applications may issue as patents to us or to our competitors. Patent applications in the United States have historically been maintained in secrecy until patents issue, and publication of discoveries in scientific or patent literature often lag behind the actual discoveries. Thus, we cannot be certain that we have been or will be the first to discover the subject matter covered by our patent applications or patents or that we were the first to file patent applications for such inventions. We may, therefore, have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, either of which could result in substantial cost to us.

The pharmaceutical industry is subject to intense competition and, if we are unable to compete successfully, we may not generate revenues from products we may develop that are sufficient to offset product development costs

   The pharmaceutical industry is subject to intense competition and rapid and significant technological change. If we are unable to compete successfully, we may not generate revenues from products we may develop sufficient to offset the costs of developing those products. Our competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, universities and other research institutions. Many of these companies and institutions are actively engaged in activities similar to ours, including research and development of products for stroke, Alzheimer's diseaseand arthritis. While we believe that our products may offer significant advantages over available products, currently marketed products often have a significant competitive advantage over new entrants. If regulatory approvals are received, a number of our potential products will compete with well-established, FDA approved proprietary and generic therapies that have generated substantial sales over a number of years and which are reimbursed from government health administration authorities and private health insurers. Our products under development may not be able to compete successfully with existing therapies or with products under development by our competitors. Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than us, and certain of these competitors may compete with us in establishing development and marketing agreements with pharmaceutical companies. In addition, many of our competitors have greater experience than us in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals. Our competitors may succeed in obtaining FDA approval for products sooner than us.

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

We have limited manufacturing capabilities and experience, and if we are unable to achieve or maintain sufficient manufacturing capacity, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed

   The manufacturing of sufficient quantities of new drugs is a time consuming, complex and difficult process. If we are unable to fully develop our own manufacturing capabilities or obtain and maintain third-party manufacturing arrangements on acceptable terms, our competitive position and our ability to achieve regulatory approval and/or profitability would be seriously harmed. In 1998, we completed construction of a 30,000 square foot manufacturing facility in Santa Clara, California. The facility is licensed with the California Department of Health Services for GMP manufacturing of active pharmaceutical ingredients and is capable of manufacturing drug compound in lot sizes of up to 50kg. As we have only been manufacturing our compound in very limited quantities to date, there can be no assurance that we will be able to successfully manufacture our compound at the levels at which we believe our facility is capable. In any event, we do not expect that the Santa Clara facility will be capable of producing the quantity of our products that may be needed for later stage commercial sales.

We plan to consolidate our facilities in the second quarter of 2001, which could result in disruption to our operations during that period

   We plan to consolidate our facilities in the second quarter of 2001 by moving the activities and personnel at our 31,000 square foot Sunnyvale, California facility to our 123,000 square foot Santa Clara, California facility, which is approximately four miles away. This relocation will involve the movement of laboratory, animal and office facilities, and needs to be coordinated with ongoing activities at our Santa Clara facility. This move will involve significant time and expense, and could result in disruption to our operations during that period if problems arise.

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

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. The average duration of all our investments in 2000 was less than one year. Due to the short term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

   At December 31, 2000, we had outstanding debt financing of $3.5 million which bear interest at a fixed rate of 14.8% per annum. We have determined that there is no material exposure to interest rate risk from the debt financing.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers, Directors And Key Employees

   Our executive officers, directors and key employees are as follows:

                   Name                    Age              Position
                   ----                    ---              --------
 Paul L. Wood, Ph.D.......................  52  President, Chief Executive
                                                 Officer and Director
 Lucy O. Day..............................  42  Vice President, Finance, Chief
                                                 Financial Officer, Treasurer
                                                 and Secretary
 Kirk R. Maples, Ph.D.....................  42  Sr. Vice President, Research
 Dushyant Pathak, Ph.D....................  41  Sr. Vice President, Business
                                                 Development and Strategic
                                                 Planning
 John J. Vajda............................  61  Sr. Vice President, Operations
 Christine J. Huh.........................  35  Vice President, Human Relations
 Philip James, M.D........................  47  Vice President, Clinical
                                                 Development
 Conrad R. Wheeler, Ph.D..................  48  Vice President, Preclinical
                                                 Development
 Steinar J. Engelsen, M.Sc., M.D. (2)(5)..  50  Chairman of the Board of
                                                 Directors
 Richard L. Dunning (4)(5)................  55  Director
 Charles R. Engles (3)....................  53  Director
 Robert A. Floyd, Ph.D. (1)(5)............  60  Director
 Craig A.T. Jones (3)(4)..................  45  Director
 Selvi Vescovi (3)(4).....................  70  Director

- --------
(1) Member of the Intellectual Property Oversight Committee.

(2) Member of the Regulatory Oversight Committee.

(3) Member of the Compensation Committee.

(4) Member of the Finance and Audit Committee.

(5) Member of the Nominating Committee.

   PAUL L. WOOD, PH.D. Dr. Wood joined Centaur as Senior Vice President, Research in January 2000 and was appointed President, Chief Executive Officer and member of the Board of Directors in September 2000. Prior to joining Centaur, Dr. Wood worked at Elan Pharmaceuticals from 1997 to January 2000, most recently as Senior Vice President, Research & Preclinical Development. From 1993 to 1997, Dr. Wood was Vice President, Preclinical Drug Development of CoCensys Inc. Dr. Wood received a B.Sc in biology/biochemistry from Trent University at Ontario, Canada and a Ph.D. in pharmacology from Queen's University at Ontario, Canada.

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

   KIRK R. MAPLES, PH.D. Dr. Maples joined Centaur as Director of Biochemistry in May 1993. He was appointed Senior Director and Group Project Leader in February 1995, Vice President, Pharmaceutical Discovery in February 1996 and Senior Vice President, Reseach in January 2001. Prior to joining Centaur, Dr. Maples was an Associate Scientist at the Inhalation Toxicology Research Institute from 1989 to April 1993 and was a Clinical Assistant Professor at the University of New Mexico College of Pharmacy from August 1991 to April 1993. Dr. Maples received a B.S. in chemistry from the University of Missouri at Kansas City and a Ph.D. in inorganic chemistry from Duke University.

   DUSHYANT PATHAK, PH.D. Dr. Pathak joined Centaur in January 2001 as Senior Vice President, Business Development and Strategic Planning. Previously, Dr. Pathak was a co-founder of BioProtocol, an information sciences company, and was President and CEO of BioProtocol from January 2000 to October 2000. Dr. Pathak was Senior Director of Corporate Development of Axys Pharmaceuticals (formerly Arris Pharmaceuticals) from 1997 to 2000. Prior to joining Arris, he worked in business development at Chiron Corporation from 1996 to 1997 and in venture capital at Connecticut Innovations from 1994 to 1995. Dr. Pathak received a B.A. in natural science and math from Bennington College, a Ph.D. in Biochemistry & Molecular Biology from Northwestern University and an MBA from the Haas School of Business at the University of California, Berkeley.

   JOHN J. VAJDA. Mr. Vajda joined Centaur in January 1997 as Director of Operations. He was appointed Vice President, Operations in February 1998 and Senior Vice President, Operations in January 2001. Prior to joining Centaur, Mr. Vajda was General Manager at Biostride, Inc., an in vitro diagnostic product company, from October 1995 to October 1996. From February 1993 to October 1995, Mr. Vajda was Director of Operations of OCULEX Pharmaceuticals, Inc., a manufacturer of pharmaceuticals for eye care. Mr. Vajda has attended New York University in biology and chemistry.

   CHRISTINE J. HUH. Ms. Huh joined Centaur as Office Manager in August 1993. She was appointed Manager of Human Resources in April 1994, Manager of Human Resources and Administration in February 1995, Director of Human Resources and Administration in February 1997, Senior Director of Human Resources in February 1999, and Vice President, Human Resources in January 2001. Prior to joining Centaur, Ms. Huh worked at Mobius Computer Corporation from November 1992 to August 1993. From June 1989 to November 1992, Ms. Huh worked at Agouron Pharmaceuticals, Inc. Ms. Huh received a B.S. in psychology from University of California at Davis.

   PHILIP JAMES, M.D. Dr. James joined Centaur as Senior Director, Clinical Development in May 2000 and was promoted to Vice President, Clinical Development in January 2001. Prior to joining Centaur, Dr. James worked at Parexel from 1999 to 2000 in Project Management. From 1997 to 1999, Dr. James was Director, Clinical Development at Aventis (formerly Centeon). From 1993 to 1996, Dr. James was Clinical Leader at Nycomed Pharma. Dr. James received his B.M.B.S medical degree from the University of Nottingham, UK.

   CONRAD R. WHEELER, PH.D. Dr. Wheeler joined Centaur as Senior Principal Scientist in August 1995 and was appointed Vice President, Preclinical Development in May 2000. Prior to joining Centaur, Dr. Wheeler worked at Shaman Pharmaceuticals from 1993 to 1994 as a Senior Scientist. From 1984 to 1993, Dr. Wheeler was a research chemist at Letterman Army Institute of Research in San Francisco. Dr. Wheeler received a B.A. in Chemistry and a B.S. in biology from Eastern Washington University in Cheney, Washington and a Ph.D. in pharmaceutical sciences from the University of Washington in Seattle, Washington.

   STEINAR J. ENGELSEN, M.SC., M.D. Dr. Engelsen has been a director of Centaur and member of the Regulatory Oversight Committee since June 1998 and a member of the Nominating Committee since September 1999. He was elected Chairman of the Board of Directors in February 1999. Dr. Engelsen also served as Acting Chief Executive Officer from January 2000 to September 2000. Dr. Engelsen has been a consultant to Centaur since February 1999. Since November 1996, Dr. Engelsen has been a partner of Teknoinvest Management AS, a venture capital firm based in Norway. From 1989 until September 1996, Dr. Engelsen held various management positions within Hafslund Nycomed AS, a pharmaceutical company based in Europe, and affiliated companies. He was responsible for therapeutic research and development, most recently serving as Senior Vice President, Research and Development of Nycomed Pharma AS from January

1994 until September 1996. Dr. Engelsen received an M.Sc. in nuclear chemistry and an M.D. from the University of Oslo, and is a Certified European Financial Analyst. Dr. Engelsen is a director of Insmed Incorporated, a biopharmaceutical company, and several privately-held companies.

   RICHARD L. DUNNING. Mr. Dunning has been a director of Centaur and member of the Finance and Audit Committee since May 2000 and a member of the Nominating Committee since February 2001. Mr. Dunning served as Chief Executive Officer of Nexell Therapeutics from April 1996 to March 2001 and has served as Chairman of the Nexell Board of Directors since May 1999. From 1991 until 1996, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company (now DuPont Pharmaceuticals Company). Mr. Dunning began his career at the DuPont Company in 1968, where he held numerous executive positions in finance, business development, strategic planning and general management. Mr. Dunning also serves as a director of Epoch Pharmaceuticals, Inc. and Endorex Corporation. Mr. Dunning was educated at the University of Delaware, receiving his MBA in Finance in 1971.

   CHARLES R. ENGLES. Mr. Engles has been a director of Centaur since June 1998 and a member of the Compensation Committee since February 2001. Mr. Engles also served as Acting Chief Operating Officer from January 2000 to September 2000. Since November 1997, Mr. Engles has been President and Chief Executive Officer of Cutanix, an affiliate of Centaur engaged in development of products for dermatology, cosmetics and other skin care applications. From October 1994 until March 1997, Mr. Engles was Chairman and Chief Executive Officer of Stillwater Mining Co., a platinum and palladium mining and processing company. From May 1989 until October 1994, Mr. Engles was Senior Vice President of Johns Manville Corp., a building materials company, where he was responsible for mining operations and corporate development. Mr. Engles received a B.A. in electrical engineering from Rice University, an M.Sc. in management from the University of Warwick and a Ph.D. in operations research from Stanford University. Mr. Engles also studied as a Rhodes scholar at Oxford University.

   ROBERT A. FLOYD, PH.D. Dr. Floyd is a co-founder of Centaur and has been a director of Centaur since March 1999, a member of the Nominating Committee since September 1999 and a member of the Intellectual Property Oversight Committee since February 2001. Dr. Floyd has been head of the Free Radical Biology and Aging Program at the Oklahoma Medical Research Foundation and Professor of Biochemistry and Molecular Biology at the University of Oklahoma Medical School in Oklahoma City, Oklahoma since 1987. Dr. Floyd has published over 200 peer-reviewed papers on the identification and quantification of free radicals in biological systems, their roles in aging and disease, and related subjects. Dr. Floyd received a B.S. and M.S. in agronomy and agriculture from the University of Kentucky and a Ph.D. in agronomy from Purdue University. Dr. Floyd is a consultant to Centaur.

   CRAIG A.T. JONES. Mr. Jones has been a director of Centaur since January 2001 and a member of the Finance and Audit Committee and Compensation Committee since February 2001. Mr. Jones previously served as a director of Centaur between July 1993 and September 1995. Mr. Jones is a founder and President of Ticonderoga Capital, Inc., a venture capital firm which provides management services to the general partner of Concord Partners II, L.P., a principal stockholder of Centaur. Prior to founding Ticonderoga Capital in 1997, he was employed by Dillon Read Venture Capital starting 1991 and was responsible for Dillon Read's venture capital investment activity. He is also currently a director of Stonebridge Technologies, Endyminon Systems, Metal Supermarkets and the National Venture Capital Association. He earned a B.A. as the Outstanding Graduating Senior from California State University and a J.D. Magna Cum Laude from Harvard Law School.

   SELVI VESCOVI. Mr. Vescovi has been a director of Centaur since May 1996 and a member of the Finance and Audit Committee and a member of the Compensation Committee since May 1998. Since 1988, Mr. Vescovi has been a consultant to the pharmaceutical industry. Prior to 1988, Mr. Vescovi spent 35 years with Upjohn Company, a pharmaceutical company, serving in a variety of senior positions, including President and General Manager of the International Division. From May 1992 until June 1996, Mr. Vescovi was Chairman of the Board of Carrington Laboratories, Inc., a research-based pharmaceutical and medical device company. Mr. Vescovi currently is a director of Carrington Laboratories, Inc. and one privately held company. Mr. Vescovi received a B.S. in biology from the College of William and Mary.

   Our current authorized Board size is seven directors. Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders, or until their successors are elected and qualified. A director's term may end earlier if he or she dies, resigns or is removed.

Board Committees

   Finance and Audit Committee. The Finance and Audit Committee of the Board consists of Mr. Dunning, Mr. Jones and Mr. Vescovi. The Finance and Audit Committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors.

   Compensation Committee. The Compensation Committee of the Board consists of Mr. Engles, Mr. Jones and Mr. Vescovi. The Compensation Committee has the authority to set salaries and bonuses for our officers and employees and to administer our equity and other benefit plans.

   Regulatory Oversight Committee. The Regulatory Oversight Committee of the Board consists of Dr. Engelsen. The Regulatory Oversight Committee oversees our regulatory compliance and clinical trial activities.

   Intellectual Property Oversight Committee. The Intellectual Property Oversight Committee consists of Dr. Floyd. The Intellectual Property Oversight Committee makes recommendations to the Board regarding our intellectual property portfolio and reviews our policies and procedures for protecting our intellectual property rights.

   Nominating Committee. The Nominating Committee consists of Mr. Dunning, Dr. Floyd and Dr. Engelsen. The Nominating Committee identifies, screens and recommends to the Board qualified candidates for Board vacancies.

Compensation Committee Interlocks And Insider Participation

   As noted above, the Compensation Committee currently consists of Mr. Engles, Mr. Jones and Mr. Vescovi. During 2000, our Compensation Committee consisted of Mr. Vescovi and Graham K. Crooke, MB.BS. Dr. Crooke resigned from our Board of Directors in January 2001. None of the members of the Compensation Committee during 2000 was an officer or employee of Centaur during 2000. Mr. Engles, our Acting Chief Operating Officer for a portion of 2000 and a director, serves as chief executive officer and a director of Cutanix. Otherwise, no interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 11. EXECUTIVE COMPENSATION

Director Compensation

   Each of our outside directors (including the Chairman of the Board of Directors) receives cash compensation for his services and reimbursement for reasonable expenses in attending Board and Board committee meetings. Cash compensation consists of a $1,500 per quarter retainer, $1,500 per Board meeting attended in person, $500 per Board meeting attended by telephone, and $500 per Board committee meeting attended. Dr. Floyd, one of our directors, does not receive this cash compensation for acting as a director, but instead receives compensation for consulting services as described in Item 13, "Certain Relationships and Related Transactions." In addition, each year, each outside director receives options to purchase 5,000 shares of our common stock under the Directors Plan, as described below. New outside directors receive prorated option grants under the Directors Plan when they join the Board.

   In June 1998, the Board adopted the Directors Plan, which became effective on October 13, 1998. As of December 31, 2000, 125,000 shares of common stock were reserved for issuance under the Directors Plan and options to purchase 55,834 shares of common stock at exercise prices of $11.00 to $11.50 per share were outstanding. Only Board members who are not our employees are eligible to participate in the Directors Plan. Each eligible director who first becomes a member of the Board is automatically granted an initial option for a number of shares equal to 417 shares multiplied by the number of full and partial calendar months between the date he or she first becomes a director and the following May 1. On May 1 of each year, each eligible director is automatically granted an additional option to purchase 5,000 shares if the director has been a member of the Board continuously since the date of grant of the director's initial option, or if the director did not receive an initial option, he or she has served continuously as a Board member since the prior May 1. All options granted under the Directors Plan will vest monthly over a three-year period, with one thirty-sixth of the shares vesting each month, provided that the optionee continues to be a member of the Board or a consultant to Centaur. The exercise price of all options granted under the Directors Plan will be the fair market value of the common stock on the date of grant, as determined by our Board.

Executive Compensation

   The following table shows all compensation awarded to, earned by or paid for services rendered to us in all capacities during 1998, 1999 and 2000 by our current Chief Executive Officer; our Acting Chief Executive Officer (who served from January 2000 to September 2000); the four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of 2000, and one former executive officer. These executive officers are referred to together as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                      AWARDS
                                                         ANNUAL     SECURITIES
                                                      COMPENSATION  UNDERLYING
          NAME AND PRINCIPAL POSITIONS           YEAR    SALARY     OPTIONS(#)
          ----------------------------           ---- ------------ ------------
Paul L. Wood, Ph.D.(1).......................... 2000   $201,970     125,000
 President and Chief Executive Officer           1999          0           0
                                                 1998          0           0
Steinar J. Engelsen, M.SC., M.D.(2)............. 2000   $ 80,000      45,000
 Former Acting Chief Executive Officer           1999     40,000      20,000
                                                 1998          0       5,000
Lucy O. Day..................................... 2000   $143,542       9,000
 Chief Financial Officer                         1999    125,792      25,075
                                                 1998    100,673      11,400
Kirk R. Maples, Ph.D............................ 2000   $138,469       7,190
 Sr. Vice President, Research                    1999    130,729       7,605
                                                 1998    121,357       7,500
John J. Vajda................................... 2000   $119,250       7,650
 Sr. Vice President, Operations                  1999    109,150      15,200
                                                 1998     93,750      12,000
Conrad R. Wheeler, Ph.D......................... 2000   $117,534       8,400
 Vice President, Preclinical Development         1999    102,916       3,500
                                                 1998     98,016       3,600
John M. Carney, Ph.D.(3)........................ 2000   $214,304           0
 Former Chief Technical Officer                  1999    202,732      10,125
                                                 1998    192,933      15,000

- --------
(1) Dr. Wood served as Senior Vice President, Research beginning in January 2000 and was appointed President and Chief Executive Officer in September 2000.

(2) Dr. Engelsen served as Acting Chief Executive officer from January 2000 through September 2000. The compensation listed for Dr. Engelsen includes compensation paid for consulting services described below under Item 13, "Certain Relationships and Related Transactions" and standard compensation paid and options/warrants granted to Dr. Engelsen for his role as a director, as described above under "Director Compensation."

(3) Dr. Carney resigned as Chief Technical Officer in September 2000. He continues to act as a consultant. See "Employment Agreements" below.

   The following table shows information about each option grant during 2000 to the Named Executive Officers listed in the Summary Compensation Table above. According to Securities and Exchange Commission rules, the table shows the hypothetical gains or "option spreads" for each option at the end of its ten-year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                              OPTIONS TO PURCHASE
                             OPTION GRANTS IN 2000

                                                                                   Potential
                                         Individual Grants                    Realizable Value At
                         ----------------------------------------------------   Assumed Annual
                         Number Of     Percent Of                               Rates Of Stock
                         Securities   Total Options                           Price Appreciation
                         Underlying    Granted To   Exercise                    For Option Term
                          Options       Employees   Price Per   Expiration    -------------------
          Name            Granted        In 2000      Share        Date          5%       10%
          ----           ----------   ------------- --------- --------------- -------- ----------
Paul L. Wood, Ph.D......  125,000         31.8%      $11.00       1/31/10     $864,730 $2,191,396
Steinar J. Engelsen,
 M.Sc., M.D.............   45,000(1)      11.5        11.50   3/28/10 -5/1/10  325,453    824,762
Lucy O. Day.............    9,000          2.3        11.50       3/28/10       65,091    164,952
Kirk R. Maples, Ph.D....    7,190          1.8        11.50       3/28/10       52,000    131,779
John J. Vajda...........    7,650          1.9        11.50       3/28/10       55,327    140,209
Conrad R. Wheeler,
 Ph.D...................    8,400          2.1        11.50       3/28/10       60,751    153,956
John M. Carney, Ph.D....        0            0            0         --               0          0

- --------
(1) Includes the standard 5,000 annual options granted to Dr. Engelsen during 2000 for his role as a director, as described under "Director Compensation" above.

   The 5% and 10% assumed annual compound rates of stock price appreciation in the table above are required by the rules of the Securities and Exchange Commission and do not represent our estimates or projections of future common stock prices.

   All the options shown in the above table are stock options to purchase shares of common stock. Options vest monthly over a four-year period, with one forty-eighth of the shares vesting each month, provided that the optionee continues to render services to us; however, some of the options granted to Dr. Engelsen vest monthly over a three-year period, with one thirty-sixth of the shares vesting each month, provided that he continues to render services to us. The options were granted at an exercise price equal to the fair market value of our common stock on the date of grant, as determined by our Board.

   The following table provides information about stock options exercises by each of the Named Executive Officers listed in the Summary Compensation Table above during the fiscal year ended December 31, 2000. It also provides information about unexercised stock options held by these officers as of December 31, 2000, and values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2000. The value of in-the-money options is based on a value of $11.50 per share, the fair market value of our common stock as of December 31, 2000, as determined by our Board of Directors.

                       AGGREGATE OPTION EXERCISES IN 2000
                              AND YEAR-END VALUES

                                                   Number Of Securities
                                                  Underlying Unexercised     Value Of Unexercised
                                                  Options At Fiscal Year-    In-The-Money Options
                           Shares                           End               At Fiscal Year-End
                         Acquired On    Value    ------------------------- -------------------------
                          Exercise   Realized(s) Exercisable Unexercisable Exercisable Unexercisable
                         ----------- ----------- ----------- ------------- ----------- -------------
Paul L. Wood, Ph.D......       0        $  --      26,041       98,959        13,021      $49,480
Steinar J. Engelsen,
 M.Sc., M.D.............       0           --      24,893       45,107        40,692        6,808
Lucy O. Day.............       0           --      92,367       24,108       849,859       29,979
Kirk R. Maples, Ph.D....       0           --      96,781       12,054       997,910       19,181
John J. Vajda...........       0           --      29,059       17,791       174,858       30,742
Conrad R. Wheeler,
 Ph.D...................       0           --      32,783        9,897       303,537       11,530
John M. Carney, Ph.D....       0           --      31,696        9,679       249,419       34,394

Employment Agreements

   At the end of December 1999, Brian D. Frenzel stepped down as the Company's President and Chief Executive Officer. The Company and Mr. Frenzel entered into a Employment and Consulting Agreement dated January 1, 2000, setting forth the terms of Mr. Frenzel's continued service to the Company. From January 1, 2000 to December 31, 2000, Mr. Frenzel served as a part-time employee of Centaur reporting to the Chairman of the Board. During this period, Mr. Frenzel maintained his full salary and benefits and his stock options continued to vest. From January 1, 2001 to December 31, 2003, Mr. Frenzel will act as a part-time consultant to Centaur; he will be paid $1,000 a day (or $125/hour for partial days) when consulting services are provided and his stock options will continue to vest. The agreement with Mr. Frenzel also contained mutual release and indemnification provisions.

   In September 2000, John M. Carney, Ph.D. stepped down as the Company's Chief Technology Officer. The Company and Dr. Carney entered into an Employment and Consulting Agreement dated September 22, 2000, setting forth the terms of Dr. Carney's continued service to the Company. From September 22, 2000 through December 31, 2000, Dr. Carney served as a part-time employee of Centaur reporting to the Chairman of the Board. During this period, Dr. Carney maintained his full benefits and his stock options continued to vest. Centaur paid Dr. Carney his full salary through September 30, 2000 and 75% of his salary through December 31, 2000. For the period of January 1, 2001 to December 31, 2001, Dr. Carney will act as a consultant to Centaur; he will be paid $4,000 per month and his stock options will continue to vest. The agreement with Dr. Carney also contained mutual release and indemnification provisions.

Employee Benefit Plans

   1993 Equity Incentive Plan. As of December 31, 2000, under our 1993 Equity Incentive Plan, options to purchase 1,051,766 shares of common stock at exercise prices from $0.10 to $10.00 per share were outstanding and options to purchase 996,752 shares of common stock had been exercised. No further options may be granted under the 1993 Incentive Plan, which has been terminated and replaced by our 1998 Equity Incentive Plan. Options granted under the 1993 Incentive Plan before its termination remain outstanding in accordance with their terms. Generally, options granted under the 1993 Incentive Plan are subject to the terms described below for options granted under the 1998 Incentive Plan.

   1998 Equity Incentive Plan. Our 1998 Equity Incentive Plan became effective on October 13, 1998 and is the successor equity incentive program to our 1993 Incentive Plan. As of December 31, 2000, options granted pursuant to our 1998 Incentive Plan to purchase 633,267 shares of common stock at exercise prices of $11.00 to $11.50 were outstanding, 183 shares of common stock had been exercised, and 718,032 shares of common stock were available for grant in connection with options, stock bonuses and restricted stock awards. In addition, the following shares will be available for grant and issuance in connection with future awards under the 1998 Incentive Plan:

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

   The 1998 Incentive Plan allows us to grant stock options and stock bonuses and to issue restricted stock to our employees, officers, directors, consultants, independent contractors and advisers. The 1998 Incentive Plan is administered by the Compensation Committee of the Board, currently consisting of Mr. Engles, Mr. Jones and Mr. Vescovi. The Compensation Committee may grant options that are either incentive stock options or nonqualified stock options, and may determine the terms of the options, including vesting, subject to certain limitations. The exercise price of incentive stock options must be 100% of the fair market value of our common stock on the date of grant, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of our common stock on the date of grant. The Compensation Committee may also grant participants stock bonus awards and restricted stock awards to purchase common stock for not less than 85% of its fair market value at the time of grant. The other terms of bonus and restricted stock awards may be determined by the Compensation Committee. The 1998 Incentive Plan will terminate in 2008, unless terminated earlier in accordance with its provisions.

   1998 Employee Stock Purchase Plan. In June 1998, the Board adopted our 1998 Employee Stock Purchase Plan and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. We have not yet begun offering shares of common stock under this plan; this plan would become effective upon the first business day on which price quotations for the Company's Common Stock are available on the Swiss Stock Exchange. On each subsequent January 1, the number of shares reserved for issuance under the Stock Purchase Plan increases automatically by a number of shares equal to one quarter of one percent of the total outstanding shares of common stock outstanding on the immediately preceding December 31, limited to a maximum of 200,000 shares per year. Under the Stock Purchase Plan, once the first offering period commences, eligible employees may acquire shares of our common stock through payroll deductions. Except for the initial offering under the Stock Purchase Plan, each offering under the Stock Purchase Plan will be for a period of eighteen months, consisting of three six-month purchase periods. Except for the first offering period, offering periods will begin on February 1 and August 1 of each year. The Board has the authority to determine the date the first offering period will begin and its length. The Board has the power to set the beginning of any offering period, to terminate any offering period under certain circumstances and to change the length of offering periods without stockholder approval, provided that the change is announced at least 15 days before the scheduled beginning of the first offering period to be affected. Eligible employees may select a payroll deduction rate of between 2.0% and 10.0% of their compensation, up to a maximum total payroll deduction of $25,000 in any calendar year. The purchase price for common stock purchased under the Stock Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the offering period or on the last day of the applicable purchase period.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows information about the beneficial ownership of our common stock as of March 26, 2001:

  . each person we know to be the beneficial owner of more than five percent of our common stock,

  .  each of our directors,

  . each of our Named Executive Officers listed in the Summary Compensation Table above and

  .  all of our current executive officers and directors as a group.

   Percentage ownership is based on 17,785,876 shares outstanding as of March 26, 2001. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power for all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options or warrants that were exercisable as of March 26, 2001 or would become exercisable within 60 days after March 26, 2001 are considered outstanding and beneficially owned by the holder of the options or warrants to compute that person's percentage ownership. However, they are not treated as outstanding to compute the percentage ownership of any other person.

                                                     Number of    Percentage
                                                       Shares     of Shares
          5% Stockholders, Directors and            Beneficially Beneficially
             Named Executive Officers                  Owned        Owned
          ------------------------------            ------------ ------------
Concord Partners II, L.P.(1).......................  1,584,415       8.9%
 535 Madison Avenue, 36th Floor
 New York, New York 10022
Paul F. Glenn(2)...................................  1,389,979       7.8
 c/o Glenn Foundation
 1250 Coast Village Road, Suite K
 Santa Barbara, California 93108
Menlo Ventures IV, L.P.(3).........................  1,290,692       7.3
 3000 Sand Hill Road, Bldg. 4, Ste. 100
 Menlo Park, California 94025
Bismuth Investments Limited(4).....................  1,142,857       6.4
 Suite 922C
 Europort, Gibraltar
Charter Ventures, a California limited
 partnership(5)....................................  1,053,637       5.9
 525 University Avenue, Suite 1500
 Palo Alto, California 94301
Neuroscience Partners Limited Partnership(6).......    990,475       5.6
 100 International Boulevard
 Etobicoke, Ontario,
 Canada M9W 6J6
Brian D. Frenzel(7)................................    919,037       5.1
 c/o Centaur Pharmaceuticals, Inc.
 1220 Memorex Drive
 Santa Clara, California 95050
Paul L. Wood, Ph.D.(8).............................     68,228         *
Lucy O. Day(9).....................................     99,074         *
Kirk R. Maples, Ph.D.(10)..........................    100,822         *
John J. Vadja(11)..................................     36,023         *
Conrad R. Wheeler, Ph.D.(12).......................     36,635         *
John M. Carney, Ph.D.(13)..........................    512,822       2.7
Steinar J. Engelsen, M.Sc., M.D.(14)...............     49,972         *
Richard L. Dunning(15).............................      1,666         *
Charles R. Engles(16)..............................     51,235         *
Robert A. Floyd, Ph.D.(17).........................    816,141       4.6
Craig A.T. Jones(18)...............................     19,435         *
Selvi Vescovi(19)..................................     29,061         *
All current executive officers and directors as a
 group (14 persons)(20)............................  1,379,675       7.5

- --------
*  Less than 1% of our outstanding common stock

 (1) The investment policies and affairs of Concord Partners II, L.P. are managed by its general partner, Venture Associates II, L.P. CPML Associates, Inc. is the managing general partner of Venture Associates

     II, L.P. Mr. Jones, one of our directors, is a majority shareholder of CPML Associates. Mr. Jones is also a founder and President of Ticonderoga Capital, Inc., a venture capital firm which provides management services to Venture Associates II, L.P. Mr. Jones disclaims beneficial ownership of shares held by Concord Partners II, L.P.

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

 (7) Represents 797,971 shares held of record by Mr. Frenzel and his wife and 121,066 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Does not include 27,998 shares held of record by a former director on behalf of the Frenzels' minor children. Also does not include 89,167 shares held of record by Glenn Foundation, of which Mr. Frenzel serves as a member of the Board of Directors. See footnote (2). Mr. Frenzel is a former President, Chief Executive Officer and director of Centaur.

 (8) Represents 68,228 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Dr. Wood is our President and Chief Executive Officer and one of our directors.

 (9) Represents 99,074 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Ms. Day is our Vice President, Finance, Chief Financial Officer, Treasurer and Secretary.

(10) Represents 100,822 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Dr. Maples is our Senior Vice President, Research.

(11) Represents 36,023 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Mr. Vadja is our Senior Vice President, Operations.

(12) Represents 36,635 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Dr. Wheeler is our Vice President, Preclinical Development.

(13) Represents 478,690 shares held of record by Dr. Carney and his wife as joint tenants and 34,132 shares that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Does not include 60,000 shares held of record by a former director as custodian for the Carneys' minor children. Dr. Carney is a former Chief Technical Officer and director, who continues to serve as a consultant.

(14) Represents 33,332 shares of common stock that may be acquired upon exercise of stock options and warrants that are exercisable within 60 days after March 26, 2001. Also includes 11,920 shares owned of record by Eiken Invest 97 and 4,720 shares held of record by Eiken Invest 98. Dr. Engelsen shares voting and dispositive power with respect to shares held by Eiken Invest '97 and Eiken Invest '98 but disclaims any beneficial ownership. Dr. Engelsen is the Chairman of our Board of Directors and a consultant.

(15) Represents 1,666 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Mr. Dunning is one of our directors.

(16) Represents 26,514 shares held of record by Mr. Engles, 10,000 shares beneficially owned by Mr. Engles and 14,721 shares that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Mr. Engles is one of our directors.

(17) Represents 800,000 shares held of record by Dr. Floyd and/or Mrs. Floyd as trustee(s) of certain trusts for the benefit of Dr. and Mrs. Floyd and members of their family and 16,141 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Dr. Floyd is one of our directors of and a consultant.

(18) Represents 185 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Also represents 19,250 shares beneficially owned by Mr. Jones which are held of record by Dillon Read & Co., as agent, which shares investment control with respect to these shares. Excludes shares held by Concord Partners II, L.P., as to which Mr. Jones disclaims beneficial ownership (see footnote (1)). Mr. Jones is one of our directors.

(19) Represents 5,000 shares held of record by Mr. Vescovi and 24,061 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days after March 26, 2001. Mr. Vescovi is one of our directors.

(20) Includes 498,971 shares of common stock that may be acquired upon exercise of stock options and warrants that are exercisable within 60 days after March 26, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than five percent of our common stock or will have a direct or indirect material interest other than compensation arrangements, which are described where required under Item 11, "Executive Compensation," and the transactions described below.

   Mr. Engles, one of our directors, is the chief executive officer and a director and major stockholder of Cutanix, a corporation formed in November 1997 to develop dermatological drugs and cosmetics. We currently own 48% of the outstanding stock of Cutanix, and Mr. Engles currently owns 17% of its outstanding stock. In January 1998, we exclusively licensed to Cutanix all of our current and future technology for the fields of dermatology, cosmetics and other skin care applications. The license agreement also provides that either we or Cutanix may obtain the exclusive right to use our compounds, with some exceptions, by agreeing to take specified actions to develop the compound. Accordingly, Cutanix could obtain exclusive rights to a compound that we might otherwise choose to develop. We and Cutanix also entered into a services and supply agreement in January 1998 under which we agreed to provide certain administrative and other services to Cutanix at cost. In addition, we and Cutanix agreed that we would be the exclusive supplier of certain active compounds to Cutanix (subject to specified rights of each party to terminate this exclusivity) at a cost-based purchase price. We, Mr. Engles and another stockholder of Cutanix have agreed to vote for one representative of each on the Board, subject to some limited exceptions, and have also agreed that specified major corporate actions will require the approval of 75% of the members of the Board of Directors, all until January 2008. See Item 1, "Business--Cutanix--Skin Care Affiliate" and note 2 of notes to financial statements.

   Steinar J. Engelsen, Chairman of the Board of Directors, also receives $1,500 per day for consulting services rendered on-site outside of Board meetings and options to purchase 15,000 shares of our common stock per year at fair market value. During 2000, we paid Dr. Engelsen $69,000 as compensation for consulting services, including his service as Acting Chief Executive Officer. All compensation paid to Dr. Engelsen, except for stock options, are paid directly to Teknoinvest Management AS, a venture capital firm based in Norway, of which Dr. Engelsen is a partner. During 2000, we also paid Charles Engles, one of our directors, $61,000 for his services as Acting Chief Operating Officer.

   Dr. Floyd, one of our directors, receives $4,000 per month for consulting services rendered from time to time. During 2000, we paid Dr. Floyd $48,000 as compensation for these consulting services. We also fund research in Dr. Floyd's laboratory at the Oklahoma Medical Research Center on the evaluation of compounds that may be useful as pharmaceuticals. During 2000, we paid the Oklahoma Medical Research Center $45,000 under a research contract for work done in Dr. Floyd's laboratory.

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

   (a)(3) Exhibits.

 Exhibit
 Number  Exhibit Title
 ------- -------------
 3.01    Registrant's Restated Certificate of Incorporation. Incorporated by
         reference to Exhibit 3.02 to the Registrant's Registration Statement
         on Form S-1 (File No. 333-57165) declared effective by the Securities and Exchange Commission on October 13, 1998 (the "1998 S-1").
 3.02    Certificate of Amendment of Registrant's Restated Certificate of
         Incorporation. Incorporated by reference to Exhibit 3.01 to
         Registrant's Form 8-K filed on December 8, 2000.
 3.03    Registrant's Bylaws. Incorporated by reference to Exhibit 3.03 to the
         1998 S-1.
 3.04    Amendment of Registrant's Bylaws. Incorporated by reference to Exhibit
         3.02 to Registrant's Form 8-K filed on December 8, 2000.
 4.01    Form of Specimen Certificate for Registrant's Common Stock.
         Incorporated by reference to Exhibit 4.01 to the 1998 S-1.

 4.02    Third Amended and Restated Investors' Rights Agreement, dated as of
         February 14, 1997. Incorporated by reference to Exhibit 4.02 to the
         1998 S-1.
 4.03 Amendment to Third Amended and Restated Investors' Rights Agreement, dated as of September 23, 1998. Incorporated by reference to Exhibit
         4.03 to the 1998 S-1.
 4.04    Second Amendment to Third Amended and Restated Investors' Rights
         Agreement, dated as of February 23, 2000.(#)
 10.01 Registrant's 1993 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.01 to the 1998 S-1.(+)
 10.02   Registrant's 1998 Equity Incentive Plan. Incorporated by reference to
         Exhibit 10.02 to the 1998 S-1.(+)
 10.03 Registrant's 1998 Directors Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the 1998 S-1.(+)
 10.04 Registrant's 1998 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.04 to the 1998 S-1.(+)

 Exhibit
 Number  Exhibit Title
 ------- -------------
 10.05   Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to
         Exhibit 10.05 to the 1998 S-1.
 10.06   Master Loan and Security Agreement between the Registrant and Finova
         Technology Finance, Inc., dated as of November 3, 1997; Loan and
         Security Agreement No. 1 dated April 22, 1998 between the Registrant and Finova Technology Finance, Inc.; Commitment Letter between the
         Registrant and Finova Technology Finance, Inc., dated as of October 7,
         1997 (as revised on December 23, 1997), as amended April 20, 1998;
         Leasehold Deeds of Trust dated November 3, 1997 executed by the
         Registrant; Promissory Note dated April 22, 1998 executed by
         Registrant. Incorporated by reference to Exhibit 10.06 to the 1998 S-
         1.
 10.07   Lease for 484 Oakmead Parkway, Sunnyvale, CA dated February 25, 1993, as amended August 18, 1995. Incorporated by reference to Exhibit 10.07 to the 1998 S-1.
 10.08   Sublease for additional space at 484 Oakmead Parkway, Sunnyvale, CA dated March 22, 1995. Incorporated by reference to Exhibit 10.08 to the 1998 S-1.
 10.09   Amendment No. 2 to Lease for 484 Oakmead Parkway, Sunnyvale, CA dated
         August 4, 2000.(#)
 10.10   Lease for 1220 Memorex Drive, Suite 100, Santa Clara, CA dated
         February 12, 1997. Incorporated by reference to Exhibit 10.09 to the
         1998 S-1.
 10.11   Lease for 1220 Memorex Drive, Suites 200 and 300, Santa Clara, CA
         dated September 12, 1997. Incorporated by reference to Exhibit 10.10 to the 1998 S-1.
 10.12   Lease for additional space at 1210 & 1260 Memorex Drive, dated May 1,
         2000. Incorporated by reference to Exhibit 10.01 to Registrant's Form
         10-Q filed on August 14, 2000.
 10.13   Lease for additional space at 1310 Memorex Drive, dated July 13, 2000.
         Incorporated by reference to Exhibit 10.02 to Registrant's Form 10-Q filed on August 14, 2000.
 10.14   Lease extension for space at 1220 Memorex Drive, dated July 31, 2000.
         Incorporated by reference to Exhibit 10.03 to Registrant's Form 10-Q filed on August 14, 2000.
 10.15   License with UKRF and OMRF dated July 15, 1992. Incorporated by reference to Exhibit 10.11 to the 1998 S-1.(*)
 10.16   First Amendment to License with UKRF and OMRF dated June 29, 1995.
         Incorporated by reference to Exhibit 10.12 to the 1998 S-1.(*)
 10.17   Development, License and Marketing Agreement with Astra AB dated June
         26, 1995. Incorporated by reference to Exhibit 10.13 to the 1998 S-
         1.(*)
 10.18   Supply Agreement with Astra AB dated June 26, 1995. Incorporated by reference to Exhibit 10.14 to the 1998 S-1.(*)
 10.19   Amendments to Development, License and Marketing Agreement with Astra
         AB dated July 8, 1997 and October 7, 1997. Incorporated by reference to Exhibit 10.15 to the 1998 S-1.
 10.20   License Agreement dated January 15, 1998 between Registrant and
         Cutanix Corporation. Incorporated by reference to Exhibit 10.18 to the
         1998 S-1.(*)
 10.21   Services and Supply Agreement dated January 15, 1998 between
         Registrant and Cutanix Corporation. Incorporated by reference to
         Exhibit 10.19 to the 1998 S-1.(*)
 10.22   Stockholders' Agreement dated January 15, 1998 by and among Cutanix
         Corporation and certain stockholders of Cutanix Corporation.
         Incorporated by reference to Exhibit 10.20 to the 1998 S-1.
 10.23   License Agreement dated January 1, 1998 by and among OMRF and
         Registrant. Incorporated by reference to Exhibit 10.21 to the 1998 S-
         1.(*)
 10.24   Employment and consulting agreement effective January 1, 2000 between the Registrant and Brian D. Frenzel. Incorporated by reference to
         Exhibit 10.04 to Registrant's Form 10-Q filed on August 14, 2000.(+)

 Exhibit
 Number  Exhibit Title
 ------- -------------
 10.25   Employment and consulting agreement effective September 22, 2000 between the Registrant and John M. Carney. Incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q filed on November 14,
         2000.(+)
 10.26   Letter of Engagement between Registrant and Bank Vontobel.
         Incorporated by reference to Exhibit 1.02 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-96053) declared effective by the Securities and Exchange Commission on March 8, 2000.
 23.01   Consent of Ernst & Young LLP, independent auditors.(#)

- --------
(*) Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission.

(+) Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this annual report.

(#) Filed herewith.

(b) Reports on Form 8-K

   On December 8, 2000, the Company filed a current report on Form 8-K announcing under Item 5 that it had amended its Certificate of Incorporation and Bylaws.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTAUR PHARMACEUTICALS, INC.

Dated: March 30, 2001
                                                   /s/ Lucy O. Day
                                          By: _________________________________
                                            Lucy O. Day
                                            Chief Financial Officer, Treasurer
                                                      and Secretary

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

                 Name                              Title                    Date
                 ----                              -----                    ----
  Principal Executive Officer:

    /s/ Paul L. Wood, Ph.D.            President, Chief Executive      March 30, 2001
____________________________________   Officer and Director
        Paul L. Wood, Ph.D.

  Principal Financial Officer and
  Principal Accounting Officer:

        /s/ Lucy O. Day                Chief Financial Officer,        March 30, 2001
____________________________________   Treasurer and Secretary
            Lucy O. Day

  Additional Directors:

    /s/  Steinar J. Engelsen           Chairman of the Board           March 30, 2001
____________________________________
        Steinar J. Engelsen

     /s/ Richard L. Dunning            Director                        March 30, 2001
____________________________________
         Richard L. Dunning

     /s/ Charles R. Engles             Director                        March 30, 2001
____________________________________
         Charles R. Engles

      /s/ Robert A. Floyd              Director                        March 30, 2001
____________________________________
          Robert A. Floyd

      /s/ Craig A.T. Jones             Director                        March 30, 2001
____________________________________
          Craig A.T. Jones

       /s/ Selvi Vescovi               Director                        March 30, 2001
____________________________________
           Selvi Vescovi

                         CENTAUR PHARMACEUTICALS, INC.

                              FINANCIAL STATEMENTS

         Each of the three years in the period ended December 31, 2000

                                    CONTENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.......................... F-2

FINANCIAL STATEMENTS

Balance Sheets............................................................. F-3

Statements of Operations................................................... F-4

Statements of Stockholders' Equity (Net Capital Deficiency)................ F-5

Statements of Cash Flows................................................... F-6

Notes to Financial Statements.............................................. F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Centaur Pharmaceuticals, Inc.

   We have audited the accompanying balance sheets of Centaur Pharmaceuticals, Inc. as of December 31, 1998, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centaur Pharmaceuticals, Inc. at December 31, 1998, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   In 2000, the Company changed its method of accounting for revenue recognition.

                                          /s/ Ernst & Young LLP

Palo Alto, California, U.S.A.
February 9, 2001

                         CENTAUR PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                          December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                     ASSETS
Current assets:
 Cash and cash equivalents.......................  $  5,628  $  5,197  $  8,375
 Short-term investments..........................    12,906     7,379     8,989
 Contract revenue receivable.....................         7       --        650
 Prepaid expenses................................       128       457       577
 Other current assets............................       444       520       531
                                                   --------  --------  --------
  Total current assets...........................    19,113    13,553    19,122
Long-term investments............................     5,579       --        --
Property and equipment, net......................    11,665     9,287     7,286
Investment in affiliates.........................       695       376        63
Other assets.....................................       181       179       239
                                                   --------  --------  --------
                                                   $ 37,233  $ 23,395  $ 26,710
                                                   ========  ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................  $    568  $    888  $  1,314
 Accrued compensation............................       203       305       325
 Other accrued liabilities.......................     1,126     1,175       240
 Current portion of obligations under capital
  lease..........................................        89       --        --
 Current portion of long-term debt...............     1,967     2,308     2,675
                                                   --------  --------  --------
  Total current liabilities......................     3,953     4,676     4,554
Deferred revenue.................................     1,500     1,499       --
Long-term debt...................................     5,802     3,470       795
Deferred rent....................................       --        --        158

Commitments and contingencies
Redeemable convertible preferred stock, $0.001
 par value; 10,922,735 shares authorized;
 issuable in series; none outstanding at December
 31, 1998, 1999 and 2000.........................       --        --        --
Stockholders' equity:
 Preferred stock, $0.001 par value, 3,000,000
  shares authorized, none issued and outstanding
  at December 31, 1998, 1999 and, 2000...........       --        --        --
 Common stock, $0.001 par value; 33,000,000
  shares authorized, 15,441,663 and 15,595,831
  and 17,783,814 issued and outstanding at
  December 31, 1998, 1999 and 2000,
  respectively...................................        15        16        18
 Additional paid-in capital......................    47,221    46,527    67,059
 Deferred compensation...........................    (2,970)   (1,265)     (417)
 Accumulated other comprehensive income (loss)...       (52)       (7)        5
 Accumulated deficit.............................   (18,236)  (31,521)  (45,462)
                                                   --------  --------  --------
  Total stockholders' equity.....................    25,978    13,750    21,203
                                                   --------  --------  --------
                                                   $ 37,233  $ 23,395  $ 26,710
                                                   ========  ========  ========

                 See accompanying notes to financial statements

                         CENTAUR PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Net revenue from collaborative agreements and
 grants..........................................  $  6,663  $  7,429  $  7,085

Operating expenses:
  Research and development.......................    13,629    16,176    16,111
  General and administrative.....................     3,494     4,089     4,843
                                                   --------  --------  --------
Total operating expenses.........................    17,123    20,265    20,954
                                                   --------  --------  --------
Loss from operations.............................   (10,460)  (12,836)  (13,869)
Share of losses in affiliate.....................      (305)     (319)     (313)
Interest and other income........................       939       917     1,372
Interest and other expense.......................      (859)   (1,047)     (731)
                                                   --------  --------  --------
Net loss before cumulative effect of change in
 accounting principle............................   (10,685)  (13,285)  (13,541)
Cumulative effect of change in accounting
 principle.......................................       --        --       (400)
                                                   --------  --------  --------
Net loss.........................................  $(10,685) $(13,285) $(13,941)
                                                   ========  ========  ========
Net loss per share, basic and diluted before
 cumulative effect of change in accounting
 principle.......................................     (1.90)    (0.85)    (0.79)
Cumulative effect of change in accounting
 principle.......................................       --        --      (0.02)
                                                   --------  --------  --------
Net loss per share, basic and diluted............  $  (1.90) $  (0.85) $  (0.81)
                                                   ========  ========  ========
Shares used in computing net loss per share,
 basic and diluted...............................     5,614    15,549    17,234
                                                   ========  ========  ========
Proforma results as if revenue recognition policy
 had been adopted retroactively:
Proforma net loss................................  $ (9,885) $(12,485) $(13,541)
                                                   ========  ========  ========
Proforma net loss per share, basic and diluted...  $  (1.76) $  (0.80) $  (0.79)
                                                   ========  ========  ========




                 See accompanying notes to financial statements

                         CENTAUR PHARMACEUTICALS, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (in thousands, except share data)

                                                                 Accumulated                 Total
                                                                    Other                Stockholders'
                            Common Stock    Additional Deferred    Compre-                Equity (Net
                          -----------------  Paid-In   Compen-     hensive   Accumulated    Capital
                            Shares   Amount  Capital    sation     Income      Deficit    Deficiency)
                          ---------- ------ ---------- --------  ----------- ----------- -------------
Balance at December 31,
 1997...................   2,901,336  $  3   $ 2,457   $(1,945)     $  1      $ (7,551)    $ (7,035)
Unrealized loss on
 available for sale
 securities of $53, net
 of $0 reclassification
 adjustment for gains
 included in net
 income.................         --    --        --        --        (53)          --           (53)
Net loss for the year
 ended December 31,
 1998...................         --    --        --        --        --        (10,685)     (10,685)
Comprehensive loss......         --    --        --        --        --            --       (10,738)
Conversion of redeemable
 convertible preferred
 stock to common stock
 immediately prior to
 the underwritten
 offering...............  10,922,735    11    28,094       --        --            --        28,105
Sale of common stock,
 net of issuance costs..   1,500,000     1    13,621       --        --            --        13,622
Issuance of common stock
 on exercise of stock
 options................      85,347   --         37       --        --            --            37
Issuance of common stock
 on exercise of
 warrants...............      32,245   --         62       --        --            --            62
Gain on issuance of
 stock by affiliate.....         --    --        739       --        --            --           739
Deferred compensation
 related to certain
 options and warrants
 granted to employees
 and consultants........         --    --      2,211    (2,211)      --            --           --
Amortization of deferred
 compensation...........         --    --        --      1,186       --            --         1,186
                          ----------  ----   -------   -------      ----      --------     --------
Balance at December 31,
 1998...................  15,441,663    15    47,221    (2,970)      (52)      (18,236)      25,978
Unrealized gain on
 available-for-sale
 securities of $45, net
 of reclassification
 adjustment for
 gains/losses included
 in net loss of $0......         --    --        --        --         45           --            45
Net loss for the period
 ended December 31,
 1999...................         --    --        --        --        --        (13,285)     (13,285)
Comprehensive loss......         --    --        --        --        --            --       (13,240)
Issuances of common
 stock on exercise of
 stock options..........     154,168     1       181       --        --            --           182
Adjustment to deferred
 compensation for
 cancellation of
 options................         --    --       (875)      875       --            --           --
Amortization of deferred
 compensation...........         --    --        --        830       --            --           830
                          ----------  ----   -------   -------      ----      --------     --------
Balance at December 31,
 1999...................  15,595,831    16    46,527    (1,265)       (7)      (31,521)      13,750
Unrealized gain on
 available-for-sale
 securities of $5, net
 of reclassification
 adjustment for losses
 included in net loss of
 $7.....................         --    --        --        --         12           --            12
Net loss for the period
 ended December 31,
 2000...................         --    --        --        --        --        (13,941)     (13,941)
Comprehensive loss......         --    --        --        --        --            --       (13,929)
Sale of common stock,
 net of issuance costs..   1,904,169     2    20,000       --        --            --        20,002
Issuances of common
 stock on exercise of
 stock options..........     258,814   --        145       --        --            --           145
Compensation related to
 certain options and
 warrants granted to
 consultants............         --    --        360       --        --            --           360
Issuance of common stock
 to consultant..........      25,000   --        275       --        --            --           275
Adjustment to deferred
 compensation for
 cancellation of
 options................         --    --       (248)      248       --            --           --
Amortization of deferred
 compensation...........         --    --                  600       --            --           600
                          ----------  ----   -------   -------      ----      --------     --------
Balance at December 31,
 2000...................  17,783,814  $ 18   $67,059   $  (417)     $  5      $(45,462)    $ 21,203
                          ==========  ====   =======   =======      ====      ========     ========

                 See accompanying notes to financial statements

                         CENTAUR PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Operating activities
Net loss........................................  $(10,685) $(13,285) $(13,941)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     1,446     2,940     2,652
  Amortization of deferred compensation.........     1,186       830       600
  Stock compensation............................       --        --        635
  Share of losses in affiliate..................       305       319       313
  Changes in assets and liabilities:
    Contract revenue receivable, net of
     allowance..................................        77         7      (650)
    Prepaid expenses and other current assets...       100      (405)     (131)
    Other assets................................        32         2       (60)
    Accounts payable............................    (1,107)      320       426
    Accrued compensation........................        34       102        20
    Other accrued liabilities...................        64        49      (935)
    Deferred revenue............................     1,416        (1)   (1,499)
    Deferred rent...............................       --        --        158
                                                  --------  --------  --------
Net cash used in operating activities...........    (7,132)   (9,122)  (12,412)
                                                  --------  --------  --------

Investing activities
Purchase of property and equipment, net.........    (3,471)     (562)     (651)
Purchase of available-for-sale securities.......   (21,439)   (2,749)  (12,972)
Maturity and sale of available-for-sale
 securities.....................................    15,065    13,900    11,374
Cash contributions to affiliate.................      (260)      --        --
                                                  --------  --------  --------
Net cash (used in) provided by investing
 activities.....................................   (10,105)   10,589    (2,249)
                                                  --------  --------  --------

Financing activities
Proceeds from issuances of common stock.........    13,721       182    20,147
Principal payments on asset financing
 arrangements...................................       (94)      (89)      --
Proceeds from debt financing....................     9,159       --        --
Principal repayments on debt financing..........    (1,390)   (1,991)   (2,308)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    21,396    (1,898)   17,839
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................     4,159      (431)    3,178
Cash and cash equivalents at beginning of
 period.........................................     1,469     5,628     5,197
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $  5,628  $  5,197  $  8,375
                                                  ========  ========  ========
Supplemental disclosure of cash flow information
  Interest paid.................................  $    848  $  1,024  $    705
                                                  ========  ========  ========
  Income taxes paid (refund)....................  $   (498) $    --   $    --
                                                  ========  ========  ========


                 See accompanying notes to financial statements

                         CENTAUR PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

Note 1. Summary of Significant Accounting Policies

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

   The Company's current operating plans anticipates that the Company will require additional capital to fund its operations and continue its research and development programs. To date, the Company has financed its operations mainly with research support funding from its collaboration with AstraZeneca PLC (for which research funding ended in June 2000), proceeds from the sale of its common stock and long-term debt financing. The Company is currently seeking additional funding through equity and debt financing, and collaborative relationships. Management recognizes that should the Company fail to raise additional substantial financing it will be required to reduce its operations through cut-backs in its expenditures, including reductions in headcount and also by eliminating one or more of its non-core research and development programs. No assurances can be given that the Company will be successful in raising additional capital on acceptable terms, or at all.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with remaining maturities greater than three months at the date of purchase are considered short-term investments. At December 31, 1998, 1999 and 2000, cash equivalents consisted of money market accounts. The Company invests its excess cash balances in marketable securities with maturities of two years or less. These investments primarily consist of corporate debt securities.

   Management determines the appropriate classification of debt securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at the time of purchase and reevaluates such designation as of each balance sheet date. In the periods presented, all investments were classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity. At December 31, 1998, 1999 and 2000, the fair value of investments approximates cost. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense and have been immaterial in all periods presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest.

                         CENTAUR PHARMACEUTICALS, INC.

Concentrations of Credit Risk

   Cash, cash equivalents and available for sale investments are financial instruments which potentially subject the Company to concentrations of risk. Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.

   The net revenue from collaborative agreements and the related contract revenue receivable at December 31, 1998, 1999 and 2000 are earned primarily under two collaborative arrangements the Company has entered into. One of these collaborations was terminated in March 1998 and net revenue in 1999 and 2000 was derived principally from the collaboration with AstraZeneca PLC (see note
3).

Revenue Recognition

   Revenue under research and development collaborations is recognized over the related funding period for each collaboration. All payments received under the research and development collaborations are nonrefundable and no payments are refundable if the research effort in unsuccessful. Upfront, non-refundable fees are recognized over the expected collaboration period. Fees associated with substantive at risk performance milestones are recognized as revenue upon the achievement of the milestone, as defined in the respective agreements. Research and development support payments are recognized as the work is performed. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.

   The Company previously recognized nonrefundable upfront fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable upfront fees to recognize such fees over the term of the related research collaboration period. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements. The $400,000 cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue to be recognized as revenue over the remaining research period. During the year ended December 31, 2000, the Company recognized $400,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000, which had the effect of decreasing the net loss by the same amount. For the year ended December 31, 2000, the impact of the change in accounting was to decrease the loss before cumulative effect of the accounting change by $400,000, or $0.02 per share. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

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

                         CENTAUR PHARMACEUTICALS, INC.

Investment in Affiliates

   Investment in affiliates in which the Company has a 20%-50% ownership interest and exercises significant influence are accounted for using the equity method. Gains and losses arising from stock issuances by affiliates are accounted for as capital transactions and recorded in stockholders' equity.

   At December 31, 2000, the Company had a 48% interest in Cutanix Corporation ("Cutanix").

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

   Options and warrants (prior to the application of the treasury stock method), of 1,736 in 1998, 1,821 in 1999 and 1,811 in 2000 were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect.

Impairment of Long-Lived Assets

   In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, there have been no such losses.

Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for the reporting and display of comprehensive income and its components and requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Accumulated other comprehensive income and total comprehensive income/loss has been disclosed in the statement of stockholders' equity.

Segment Reporting

   Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") establishes annual and interim reporting standards for an enterprise's

                         CENTAUR PHARMACEUTICALS, INC.

operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment.

Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS 133 to the first quarter in fiscal years beginning after June 15, 2000. The company does not expect SFAS 133 to have an impact on the Company's results of operations or financial condition when adopted as it presently does not engage in hedging activities.

Note 2. Investment in Cutanix

   Cutanix was founded to commercialize novel chemical entities for the treatment and prevention of dysfunctions and diseases of the skin. Since its incorporation in 1997, Cutanix's activities have consisted principally of raising capital, acquiring licensing rights, recruiting personnel and research and development efforts. In January 1998, the Company entered into a License Agreement and a Services and Supply Agreement with Cutanix. The License Agreement provided that Cutanix may obtain the exclusive rights to use Company compounds, with certain exceptions, by agreeing to take certain actions to develop the compound for use in the field of dermatology, cosmetics and other skin care applications. Under the terms of the Service and Supply Agreement, the Company agrees to provide certain administrative services to Cutanix at cost and to supply certain compounds at a specified percentage above costs.

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

   The Company's transactions with Cutanix have not been material through December 31, 2000. During the years ended December 31, 1998, 1999 and 2000, the Company's share of losses in Cutanix were $305,000, $319,000 and $313,000, respectively.

Note 3. Research and Development Arrangements

   In June 1995, the Company entered into a research and development collaboration with AstraZeneca PLC ("AstraZeneca") to develop new drugs to treat Alzheimer's disease, stroke, traumatic brain injury and multi-infarct dementia. Under the terms of the agreement, AstraZeneca provides funding of up to $6,000,000 per year for five years for research and development work, subject to certain limitations and for AstraZeneca to bear the costs of its development work. In addition, payments are made to the Company based on achievement of certain drug development milestones. In return, AstraZeneca was granted exclusive worldwide marketing rights to any products resulting from this collaboration. The agreement also provides for the Company to receive a royalty on sales under the collaboration. During the years ended December 31, 1998, 1999 and 2000, the Company recognized net revenue of $6,439,000, $6,157,000 and $6,514,000, respectively, in connection with this collaboration. Costs associated with this contract, including allocated general and administrative costs, approximate the revenue recorded (exclusive of signing and milestone fees). This agreement expires on the

                         CENTAUR PHARMACEUTICALS, INC.

later of 15 years after the first commercial sale of a licensed product or the expiration of applicable patents. The $6 million annual research funding expired in June 2000. AstraZeneca has the right to terminate all or certain portions of this agreement upon 12 month's notice. AstraZeneca can also terminate the manufacturing rights if more than 30% of the Company's voting capital stock is acquired by a company engaged in the manufacture and/or sale of pharmaceutical products.

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

   During the years ended December 31, 1998, 1999 and 2000, the Company was awarded several National Institutes of Health grants to further its research efforts related to its proprietary technology. During the years ended December 31, 1998, 1999 and 2000, the Company recognized $217,000, $1,268,000 and
$571,000, respectively, as revenue for work completed under these grants. Costs associated with these grants approximate the revenues recorded.

Note 4. Investments

   The following is a summary of available-for-sale securities, which are comprised only of U.S. corporate debt securities, at December 31, 1998, 1999 and 2000 (in thousands):

                                                  Gross      Gross
                                                Unrealized Unrealized Estimated
                                         Cost     Losses      Gain    Fair Value
                                        ------- ---------- ---------- ----------
   December 31, 1998................... $18,537    $(56)      $ 4      $18,485
   December 31, 1999................... $ 7,386    $ (7)      $ 0      $ 7,379
   December 31, 2000................... $ 8,984    $  0       $ 5      $ 8,989

   All of the above securities are included in the balance sheet as short-term investments at December 31, 1999 and 2000.

   There were no material gross realized gains or losses in 1998, 1999 and 2000.

   As of December 31, 2000, the average remaining maturity of the portfolio was approximately 2 months, and the longest individual contractual maturity was 4 months.

                         CENTAUR PHARMACEUTICALS, INC.

Note 5. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                          December 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
   Laboratory and office equipment.................. $ 6,506  $ 6,555  $ 6,796
   Leasehold improvements...........................   8,802    8,847    8,845
   Construction in-process..........................     --       --       412
                                                     -------  -------  -------
                                                      15,308   15,402   16,053
   Less accumulated depreciation and amortization...  (3,643)  (6,115)  (8,767)
                                                     -------  -------  -------
   Property and equipment, net...................... $11,665  $ 9,287  $ 7,286
                                                     =======  =======  =======

   As of December 31, 1998, laboratory and office equipment held under capital leases totaled $593,000, with related accumulated amortization of $593,000, respectively. As of December 31, 1999 and 2000 there was no laboratory and office equipment held under capital leases.

Note 6. Other Accrued Liabilities

   Other accrued liabilities consist of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                               1998   1999  2000
                                                              ------ ------ ----
   Clinical trials........................................... $  450 $  550 $100
   Patent accruals...........................................    150    100   25
   Professional fees.........................................    300    350   --
   Other.....................................................    226    175  115
                                                              ------ ------ ----
                                                              $1,126 $1,175 $240
                                                              ====== ====== ====

Note 7. Commitments

   In September 1994, the Company entered into a $750,000 capital lease agreement. As of December 31, 1998, 1999, and 2000, lease obligations under this agreement totaled $89,000 and none in 1999 and 2000, respectively. The lease obligations bore interest at 15.2%, were secured by the related equipment and the final installment of $89,000 was paid in January 1999.

   The Company leases certain research and manufacturing facilities under operating leases that expire in 2001 and 2007. Future minimum lease payments under such noncancelable operating leases are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
       Year ended December 31,
       2001...........................................................  $1,365
       2002...........................................................     767
       2003...........................................................     806
       2004...........................................................     846
       2005...........................................................     888
       Thereafter.....................................................   1,249
                                                                        ------
       Total minimum payment required.................................  $5,921
                                                                        ======

                         CENTAUR PHARMACEUTICALS, INC.

   Rent expense was approximately $844,000, $816,000 and $1,112,000 in 1998, 1999 and 2000, respectively.

   In connection with the Company's research and development activities, primarily clinical studies and sponsored research and development agreements, the Company has total noncancelable commitments of approximately $623,000 at December 31, 2000 payable over the next 12 months.

Note 8. Debt Financing

   In March 1998, the Company entered into a debt financing arrangement for up to $10,000,000. At December 31, 1998, 1999 and 2000, the total obligation due under this arrangement was $7,769,000, $5,778,000 and $3,470,000, respectively. The debt bears interest at 14.8% per annum and is secured by certain equipment and leasehold rights and improvements. The debt is repayable in 48 monthly installments through 2002. The annual maturities at December 31, 2000 were, $2,675,000 in 2001 and $795,000 in 2002.

Note 9. Common Stock and Stockholders' Equity

1993 Equity Incentive Stock Option Plan ("1993 Stock Plan")

   The 1993 Stock Plan was in effect from the Company's inception to October 1998, whereby the 1998 Stock Plan became effective. Under the 1993 Stock Plan, options, restricted stock, or stock bonuses may be granted by a committee of the board of directors to employees, officers, directors, consultants, and independent contractors. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees at exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair market value of the common stock on the grant date as determined by the board of directors. Options become exercisable as determined by the board of directors (or a committee of the board of directors), generally monthly over four years. Restricted stock awards shall be subject to restrictions as determined by a committee of the board of directors. Stock bonuses are awarded by a committee of the board of directors for services rendered to the Company. A total of 1,051,766 common shares were reserved for issuance under the 1993 Stock Plan at December 31, 2000. At October 13, 1998, the 1993 Stock Plan was succeeded by the 1998 Stock Plan, and 84,743 remaining available shares were rolled over into the 1998 Stock Plan for future option grants.

1998 Equity Incentive Plan ("1998 Stock Plan")

   The 1998 Stock Plan became effective in October 1998. Under the 1998 Stock Plan, options, restricted stock, or stock bonuses may be granted by a committee of the board of directors to employees, officers, consultants, and independent contractors. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees at exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair market value of the common stock on the grant date as determined by the board of directors. Options become exercisable as determined by the board of directors (or a committee of the board of directors), generally monthly over four years. Restricted stock awards shall be subject to restrictions as determined by a committee of the board of directors. Stock bonuses are awarded by a committee of the board of directors for services rendered to the Company. A total of 1,351,299 common shares were reserved for issuance under the 1998 Stock Plan at December 31, 2000, of which 718,032 remained available for future option grants.

                         CENTAUR PHARMACEUTICALS, INC.

1998 Director's Stock Option Plan ("Director's Plan")

   The Directors Plan became effective on October 13, 1998 (the "Effective Date"). Under the Directors Plan, only nonqualified stock options will be granted to each outside board of director member. Each outside director who first becomes a member of the board after the Effective Date will automatically be granted an option for a number of shares equal to 417 shares multiplied by the number of full and partial calendar months between (a) the date such outside director becomes a member of the board and (b) the next succeeding May
1. On May 1 of each year following the Effective Date, each outside director will automatically be granted an option for 5,000 shares, provided the outside director is a member of the Board on such date and has served continuously as a member of the board since the date of such outside director's initial grant or, if such outside director was ineligible to receive an initial grant, since the Effective Date. Each option granted under the Directors Plan is exercisable over a period of ten years. The options vest generally monthly over three years. A total of 125,000 common shares were reserved for issuance under the Directors Plan at December 31, 2000, of which 69,166 remained available for future option grants.

   A summary of the activities under the Company's stock option plans is as follows:

                                                                       Weighted-
                                   Shares                               Average
                                  Available    Options     Price Per   Exercise
                                  for Grant  Outstanding     Share       Price
                                  ---------  ----------- ------------- ---------
Balance at December 31, 1997.....   220,957   1,530,437    $0.15-$3.00  $ 1.00
  Additional shares authorized... 1,275,000         --             --      --
  Options granted................  (363,919)    363,919   $4.00-$11.00  $ 5.32
  Options exercised..............       --      (85,347)   $0.10-$4.00  $ 0.44
  Options canceled...............   107,780    (107,780)   $0.10-$4.00  $ 2.43
                                  ---------   ---------
Balance at December 31, 1998..... 1,239,818   1,701,229   $0.10-$11.00  $ 1.88
  Options granted................  (358,901)    358,901         $11.00  $11.00
  Options exercised..............       --     (154,168)  $0.15-$11.00  $ 1.18
  Options canceled...............   129,907    (129,907)  $0.30-$11.00  $ 4.19
                                  ---------   ---------
Balance at December 31, 1999..... 1,010,824   1,776,055   $0.10-$11.00  $ 3.61
  Options granted................  (477,750)    477,750  $11.00-$11.50  $11.37
  Options exercised..............       --     (258,814)  $0.10-$11.00  $ 0.56
  Options canceled...............   254,124    (254,124)  $0.30-$11.50  $ 7.87
                                  ---------   ---------
Balance at December 31, 2000.....   787,198   1,740,867   $0.10-$11.50  $ 5.57
                                  =========   =========

                         CENTAUR PHARMACEUTICALS, INC.

   The weighted-average fair value per share of the options granted during the years ended December 31, 1998, 1999 and 2000 were $1.19, $2.46 and $2.67, respectively.

   Exercise prices of options outstanding and options exercisable were as follows:

                                  Options Outstanding       Options Exercisable
                            ------------------------------- -------------------
                                       Weighted-  Weighted-           Weighted-
                                        Average    Average             Average
                                       Remaining  Exercise            Exercise
                            Number of Contractual Price Per Number of Price Per
                             Options     Life       Share    Options    Share
                            --------- ----------- --------- --------- ---------
   December 31, 2000
     $0.10-$0.50...........   568,422    3.95      $ 0.23     568,422  $ 0.23
     $1.00-$2.50...........   222,827    6.12      $ 2.41     215,540  $ 2.41
     $3.00-$4.00...........   187,341    7.08      $ 3.81     143,330  $ 3.79
     $6.50-$11.00..........   762,277    8.74      $10.91     256,176  $10.51
                            ---------                       ---------
                            1,740,867    6.66      $ 5.57   1,183,468  $ 3.28
                            =========                       =========

   Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the pro forma information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1996 under the fair value method of that Statement. The fair value of options granted after the 1998 underwritten offering and registration was determined using the Black-Scholes method and the following weighted-average assumptions were used in 1998 and 1999: volatility factor of 0.01; risk-free interest rate of 5.2%; a dividend yield of 0%; and a weighted-average expected life of the option of five years. The following weighted-average assumptions were used in 2000: volatility factor of 0.05; risk-free interest rate of 5.5%; a dividend yield of 0%; and a weighted-average expected life of the option of five years.

   Had the Company valued its stock options according to the fair value provisions of SFAS 123, pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
   Net loss:
     As reported................................. $(10,685) $(13,285) $(13,941)
                                                  ========  ========  ========
     Pro forma for SFAS 123...................... $(10,843) $(13,623) $(14,531)
                                                  ========  ========  ========
   Basic and diluted net loss per share:
     As reported................................. $  (1.90) $  (0.85) $  (0.81)
                                                  ========  ========  ========
     Pro forma for SFAS 123...................... $  (1.93) $  (0.88) $  (0.84)
                                                  ========  ========  ========

1998 Employee Stock Purchase Plan

   The 1998 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair value of the Company's common stock at the beginning and end of the applicable offering period. A total of 125,000 shares of common stock were reserved for issuance under this plan. No shares have been issued under this plan.

Deferred Compensation

   During the year ended December 31, 1998, the Company recorded deferred compensation of $2,211,000, for the excess of the deemed fair value of the Company's common stock over the exercise price for certain

                         CENTAUR PHARMACEUTICALS, INC.

options and warrants granted in 1998. This deferred compensation will be amortized to compensation expense over the related vesting period, generally four years.

Warrants

   The Company has issued warrants to consultants to purchase shares of the Company's common stock. At December 31, 2000, the following warrants were unexercised:

                      Number   Exercise
     Issue Date      of Shares  Price         Vesting Term         Expiration
     ----------      --------- -------- ------------------------ --------------
August 1996.........  10,000    $ 3.00  3 years                     August 2001
September 1997......  10,000    $ 3.00  3 years                  September 2002
February 1998.......   5,000    $ 4.00  3 years                   February 2003
February 1998.......  10,000    $ 4.00  5,000 upon completion of  February 2001
                                        the sale of 1,500,000
                                        shares of common stock
                                        in October 1998;
                                        remaining 5,000 over 3
                                        years
February 1999.......  10,000    $11.00  3 years                   February 2004
January 2000........  15,000    $11.00  Immediate Vesting         February 2005
May 2000............  10,000    $11.50  Immediate Vesting         February 2007

   The Company calculates the fair value of warrants issued to consultants using the Black-Scholes option pricing model. The warrants are periodically revalued as they vest. For the year ended December 31, 2000, the Company recognized $262,000 in compensation expense relating to these warrants.

Reserved Shares

   The Company has reserved shares of common stock as of December 31, 2000 for future issuance as follows:

       Warrants.......................................................    70,000
       Stock Option Plans............................................. 2,528,065
       Stock Purchase Plan............................................   125,000
                                                                       ---------
                                                                       2,723,065
                                                                       =========

Note 11. Income Taxes

   As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $35,600,000 and $4,800,000, respectively, which expire in the years 2003 through 2020. At December 31, 2000, the Company also had research and development credit carryforwards for federal income tax purposes of approximately $1,100,000, which expire in the years 2008 through 2020. At December 31, 2000, the Company had research and development credit carryforwards for state income tax purposes of approximately $900,000, which do not expire.

   Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                         CENTAUR PHARMACEUTICALS, INC.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                         December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
   Net operating loss carryforwards............... $ 5,800  $  9,300  $ 12,400
   Research credit carryforwards..................     400     1,600     1,700
   Capitalized research and development...........     200     1,400     1,200
   Other accruals and reserves....................     200       800       700
                                                   -------  --------  --------
   Total deferred tax assets......................   6,600    13,100    16,000
   Valuation allowance for deferred tax assets....  (6,600)  (13,100)  (16,000)
                                                   -------  --------  --------
   Net deferred tax assets........................ $   --   $    --   $    --
                                                   =======  ========  ========

   The valuation allowance increased by $4,500,000, $6,500,000 and $2,900,000 during the years ended December 31, 1998, 1999 and 2000, respectively. Approximately $200,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

Note 12. Quarterly Financial Data (Unaudited)

                                  First    Second     Third   Fourth    Total
                                 Quarter   Quarter   Quarter  Quarter    Year
                                 -------   -------   -------  -------  --------
                                 (In thousands, except per share amounts)
2000
Net revenue from collaborative
 agreements and grants.........  $ 2,839 * $ 2,276 * $ 1,403  $   567  $  7,085
Operating loss.................   (2,325)*  (3,478)*  (3,523)  (4,543)  (13,869)
Net loss before cumulative
 effect of change in accounting
 principle.....................   (2,444)*  (3,264)*  (3,371)  (4,462)  (13,541)
Cumulative effect of change in
 accounting principle..........     (400)*     --  *     --       --       (400)
Net loss.......................   (2,844)*  (3,264)*  (3,371)  (4,462)  (13,941)
Net loss per share, basic and
 diluted, before cumulative
 effect of change in accounting
 principle.....................    (0.16)*   (0.19)*   (0.19)   (0.25)    (0.79)
Cumulative effect of change in
 accounting principle..........    (0.02)*     --  *     --       --      (0.02)
Net loss per share, basic and
 diluted.......................    (0.18)*   (0.19)*   (0.19)   (0.25)    (0.81)

1999
Net revenue from collaborative
 agreements and grants.........  $ 1,937   $ 1,943   $ 1,729  $ 1,820  $  7,429
Operating loss.................   (3,421)   (2,787)   (3,381)  (3,247)  (12,836)
Net loss.......................   (3,492)   (2,885)   (3,488)  (3,420)  (13,285)
Net loss per share, basic and
 diluted.......................    (0.22)    (0.19)    (0.22)   (0.22)    (0.85)

- --------
 * First and second quarter differ from Form 10Q filed with SEC for the respective periods because of a cumulative accounting change related to implementation of SAB 101.