Form 10-Q
period 2001-03-31
CENTAUR PHARMACEUTICALS INC
filed 2001-05-14
CIK 911369

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

[_]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

                       Commission File Number: 000-24831

                              ___________________

                         CENTAUR PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                      77-0304313
      (State or other jurisdiction of                          (IRS Employer
       incorporation or organization)                       Identification No.)



                              1220 Memorex Drive
                         Santa Clara, California 95050
                   (Address of principal executive offices)

                                (408) 822-1600
             (Registrant's telephone number, including area code)

                              ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_]No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,816,470 as of April 30, 2001.
================================================================================

                         CENTAUR PHARMACEUTICALS, INC.

                                     INDEX

                                                                                                               Page
                                                                                                               ----
                                           PART I: FINANCIAL INFORMATION


ITEM 1   Financial Statements--Unaudited

        Condensed Balance Sheets--March 31, 2001 and December 31, 2000..................................          3

        Condensed Statements of Operations--three month periods ended March 31, 2001
          and 2000......................................................................................          4

        Condensed Statements of Cash Flows--three month periods ended March 31, 2001
          and 2000......................................................................................          5

        Notes to Interim Condensed Financial Statements.................................................          6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..........          7

ITEM 3   Quantitative and Qualitative Disclosures of Market Risk........................................         14

                                            PART II: OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K...............................................................         15

        Signatures.....................................................................................          16

PART I:   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                         CENTAUR PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                           March 31,     December 31,
                                                                                             2001           2000*
                                                                                             ----           -----
                                                                                          (Unaudited)
                                    ASSETS
                  --------------------------------------------

Current assets:
     Cash and cash equivalents..................................................           $ 10,710       $  8,375
     Short-term investments.....................................................              1,001          8,989
     Contracts receivable.......................................................                 --            650
     Prepaid expenses and other current assets..................................              1,052          1,108
                                                                                           --------       --------
          Total current assets..................................................             12,763         19,122
     Property and equipment, net................................................              9,036          7,286
     Investment in affiliates...................................................                 --             63
     Other assets...............................................................                156            239
                                                                                           --------       --------
          Total assets..........................................................           $ 21,955       $ 26,710
                                                                                           ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------------------

Current liabilities:
     Accounts payable...........................................................             $  684       $  1,314
     Accrued compensation.......................................................                428            325
     Other accrued liabilities..................................................                267            240
     Current portion long-term debt.............................................              2,775          2,675
                                                                                           --------       --------
        Total current liabilities...............................................              4,154          4,554
Long-term debt..................................................................                 62            795
Deferred rent...................................................................                254            158
                                                                                           --------       --------
        Total liabilities.......................................................              4,470          5,507
Stockholders' equity:
     Common stock...............................................................                 18             18
     Additional paid-in capital.................................................             67,049         67,059
     Deferred compensation......................................................               (278)          (417)
     Accumulated other comprehensive income.....................................                  1              5
     Accumulated deficit........................................................            (49,305)       (45,462)
                                                                                           --------       --------
        Total stockholders' equity..............................................             17,485         21,203
                                                                                           --------       --------
        Total liabilities and stockholders' equity..............................           $ 21,955       $ 26,710
                                                                                           ========       ========

_____________
* The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                            ---------------
                                                                                            2001       2000*
                                                                                            ----       -----
Net revenues......................................................................         $ 1,304    $ 2,838
Expenses:
     Research and development.....................................................           3,875      4,184
     General and administrative...................................................           1,308        979
                                                                                           -------    -------
Total operating expenses..........................................................           5,183      5,163
                                                                                           -------    -------

Loss from operations..............................................................          (3,879)    (2,325)

Share of losses in affiliate......................................................             (63)      (132)
Interest and other income, net....................................................              99         13
                                                                                           -------    -------

Net loss before change in accounting principle....................................          (3,843)    (2,444)
Cumulative effective of change in accounting principle............................              --       (400)
                                                                                           -------    -------

Net loss..........................................................................         $(3,843)   $(2,844)
                                                                                           =======    =======

Net loss per share, basic and diluted before cumulative effect of change in
accounting principle..............................................................         $ (0.22)   $ (0.16)

Cumulative effective of change in accounting principle............................              --      (0.02)
                                                                                           -------    -------

Net loss per share, basic and diluted.............................................         $ (0.22)   $ (0.18)
                                                                                           =======    =======

Shares used in computing net loss per share, basic and diluted....................          17,786     16,057
                                                                                           =======    =======

  *First quarter 2000 differs from Form 10Q filed with SEC for the respective period because of a cumulative accounting change related to implementation of SAB 101.

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 For the Three
                                                                                                  Months Ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                                2001         2000
                                                                                                ----         ----
                                                                                                   (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
          Net loss........................................................................     $(3,843)   $ (2,844)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization...................................................         637         708
          Amortization of deferred compensation...........................................         105         175
          Share of losses in affiliate....................................................          63         132
          Changes in operating assets and liabilities:
               Contracts receivable.......................................................         650          --
               Prepaid expenses and other current assets..................................          56          58
               Other assets...............................................................          83          --
               Accounts payable...........................................................        (630)        196
               Accrued compensation.......................................................         103          78
               Other accrued liabilities..................................................          27          (2)
               Deferred rent..............................................................          96          --
               Deferred revenue...........................................................          --         110
                                                                                               -------    --------
                    Net cash used in operating activities.................................      (2,653)     (1,389)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
     Capital expenditures.................................................................      (2,387)         (7)
     Purchases of investments.............................................................          --        (472)
     Sales and maturities of investments..................................................       7,984       4,950
                                                                                               -------    --------
                    Net cash provided by investing activities.............................       5,597       4,471

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from issuance of common stock...............................................          24      20,019
     Repayment of debt financing..........................................................        (633)       (546)
                                                                                               -------    --------
                    Net cash (used in) provided by financing activities...................        (609)     19,473
                                                                                               -------    --------

Net increase in cash and cash equivalents.................................................       2,335      22,555
Cash and cash equivalents at beginning of period..........................................       8,375       5,197
                                                                                               -------    --------
Cash and cash equivalents at end of period................................................     $10,710    $ 27,752
                                                                                               =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid........................................................................     $   121    $    208
                                                                                               =======    ========

                            See accompanying notes

                         CENTAUR PHARMACEUTICALS, INC.

                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                                March 31, 2001
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying interim unaudited condensed financial statements of Centaur Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2000 as included in the Company's annual report on Form 10-K. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

2.  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  INVESTMENT IN AFFILIATE

     The Company's share of losses in Cutanix for the three months ended March 31, 2001 was $63,000.

4.  COMPREHENSIVE LOSS

     During the first quarter of 2001 and 2000, total comprehensive loss amounted to $3.8 million and $2.8 million, respectively.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS 133 to the first quarter in fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have an impact on the Company's results of operations or financial condition as it presently does not engage in hedging activities.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report along with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as "believes," "anticipates," "expects," "future," "intends," "would," "may" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. These forward looking statements include statements about the Company's expectations for its clinical trial programs and activities to be undertaken by AstraZeneca. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's early stage of development, technological uncertainties, uncertainty of preclinical and clinical trials, the Company's novel therapeutic approach, dependence upon collaborators, future capital needs, uncertainty of additional funding and dependence on licenses, patents and proprietary technology. These and other risks are described in the section labeled "Factors That May Affect Future Results" below and in the Company's annual report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Overview

     The Company was incorporated in March 1992 and has devoted substantially all of its resources since that time to the research and development of proprietary, small molecule pharmaceutical compounds for the treatment of diseases involving inflammation and the interruption and subsequent restoration of blood supply. From inception through March 31, 2001, the Company has recognized cumulative revenues from collaborative research and development agreements and grants of $52.4 million. The Company does not anticipate revenues from product sales or collaborative agreement royalties for at least several years. The Company's sources of potential revenue for the next several years will be payments under existing and possible future collaborative arrangements and possible manufacturing revenue from collaborators for the manufacture of bulk drug product for use in clinical testing. The Company has incurred cumulative losses through March 31, 2001 of $49.3 million. The Company expects to incur additional operating losses over at least the next several years as the Company continues its research, preclinical development and clinical trial programs.

     In June 1995, the Company entered into a collaborative agreement with AstraZeneca PLC ("AstraZeneca) to research, develop and market drugs to treat stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. Under the terms of the AstraZeneca agreement, AstraZeneca agreed to make payments to Centaur for certain development milestones and to pay up to $6.0 million per year for five years primarily as reimbursement for the Company's project related research. The $6.0 million annual research reimbursement expired in June 2000. Additionally, AstraZeneca bears the costs of its development work under the AstraZeneca agreement. AstraZeneca received exclusive worldwide marketing rights from Centaur for the diseases listed above, subject to certain exceptions. (eg. CPI-1189 for dementia) The Company retains worldwide manufacturing rights for the active pharmaceutical ingredients of the product and an option to obtain certain co-promotion rights in the United States for five years. Through March 31, 2001, the Company recognized $43.0 million of revenue under the AstraZeneca agreement.

        The Company previously announced results of a Phase IIa safety study of NXY-059, the stroke compound being developed by AstraZeneca under a license from the Company. The study indicated that NXY-059 was safe in stroke patients at a dose that exceeded the highest dose tested in the rat focal stroke model. AstraZeneca has commenced additional preclinical and Phase I and Phase IIa clinical trials of NXY-059 to obtain further information on the safety and tolerability of NXY-059 to optimize the planned Phase IIb/III trials. As a result, it is currently expected that Phase IIb/III trials of NXY-059 to obtain information about the efficacy of NXY-059 would commence in early 2002. There can be no assurance as to whether or when AstraZeneca will actually undertake such trials, or what the results of such trials will be.

     The Company has completed two Phase IIa clinical trials for CPI-1189, the Company's compound for dementia. These trials were for Parkinson's dementia and AIDS dementia. In both these trials, the Company obtained preliminary evidence of efficacy of CPI-1189 based on statistically significant improvements of cognitive function in psychomotor tests. The trials for CPI-1189 have also demonstrated safety, tolerability and compliance in both patient populations. The data on CPI-1189 has encouraged the Company to evaluate this drug candidate for use in treating Alzheimer's Disease, a dementia also characterized by neuroinflammation. The Company is currently planning a Phase IIb trial for CPI-1189 in the treatment of Alzheimer's Disease.

     The Company expects to continue to incur net operating losses through at least the next several years, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. The Company also expects its results of operations to vary significantly from quarter to quarter. Quarterly operating results will depend upon many factors, including the timing and amount of expenses associated with potential future expansion of the Company's operations, the timing of receipt of milestone payments from existing and possible new collaborative partners, the conduct and results of clinical trials and the timing of regulatory approvals, the timing of potential product introductions both in the United States and internationally and the cost to operate manufacturing facilities.


Results of Operations

Three Months Ended March 31, 2001 and 2000

     Substantially all of the Company's revenues have been derived from the collaborative research and development agreement with AstraZeneca and National Institutes of Health ("NIH") grants. Fees associated with substantive at risk performance milestones are recognized as revenue upon the achievement of the milestone, as defined in the respective agreements. The Company's revenues for the three months ended March 31, 2001 and 2000 were $1.3 million and $2.8 million, respectively. In the three months ended March 31, 2001, revenue consisted of income related to manufacturing of NXY-059, the Company's compound for stroke. The decrease in revenue for the three months ended March 31, 2001 compared to the same period in 2000 was primarily due to expiration of the $6 million annual research reimbursement from AstraZeneca in June 2000. This decrease in revenue was partially offset by the recognition of increased revenue related to the manufacture of NXY-059 in anticipation of PhaseIIb/III human clinical trial requirements.

     Research and development expenses decreased to $3.9 million from $4.2 million for the three months ended March 31, 2001 compared to the same period in 2000. The decrease in research and development expenses was primarily due to decreases in clinical and external study costs as the in-patient phase of the Parkinson's and ADC Phase IIa trials were completed by early first quarter 2001. The Company expects research and development expenses to decrease moderately in 2001 compared to 2000 because of the conclusion of the Parkinson's and ADC clinical trials.

     General and administrative expenses increased to $1.3 million from $979,000 for the three months ended March 31, 2001 compared to the same period in 2000. The increase in general and administrative expenses was primarily due to increased costs associated with the strengthening of the Company's management team as well as increased business development and investor relations activities since late 2000. The Company expects general and administrative expenses to increase moderately in 2001 compared to 2000 because of increases in business development and investor relations activities within the Company.

     Net interest and other income for the three months ended March 31, 2001 was $37,000 compared to net interest and other expenses of $119,000 for the same period in 2000. Interest expense is principally from our debt financing. Interest income is principally from interest earned from the proceeds raised from our equity financings, the latest of which was completed in March 2000.

Liquidity and Capital Resources

     From inception through March 31, 2001, the Company has financed its operations primarily through $47.4 million generated from corporate collaborations, $61.7 million received from private placements and underwritten offerings of equity securities, $8.9 million obtained from a debt financing and $3.6 million from NIH grant funding. As of March 31, 2001, the Company had approximately $11.7 million in cash, cash equivalents and investment securities, compared to $17.4 million at December 31, 2000.

     The Company's operations used $2.7 million and $1.4 million of cash in the three months ended March 31, 2001 and 2000, respectively. These uses of cash primarily reflect the Company's net loss and changes in the Company's operating assets and liabilities over such periods.

     The Company's investing activities provided $5.6 million and $4.5 million of cash in the three months ended March 31, 2001 and 2000, respectively. This primarily reflected sales of securities in which the Company has invested its cash prior to use, offset in part by purchases of property and equipment related to the consolidation of the Company's facilities.

     Financing activities used $609,000 of cash in the three months ended March 31, 2001 and provided $19.5 million of cash in the three months ended March 31, 2000. The increase in cash used by financing activities for the three months ended March 31, 2001, compared to the same period in 2000 is primarily due to the completion of an underwritten offering of 1,904,169 shares of the Company's Common Stock in the three months ended March 31, 2000. The cash used in financing activities is primarily attributable to repayment of debt.

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

    If we are not able to complete future offerings, or other future funding transactions, we will be required to significantly curtail our operations and research and development programs, including reductions in our staffing levels and related expenses. Additional funding may not be available to us on reasonable terms, if at all. Any additional financing would likely result in significant dilution to existing stockholders. Any transactions to raise additional funds may require that we enter into arrangements that may require us to relinquish material rights to our potential products on terms that we might otherwise find unacceptable.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS did not have an impact on the Company's results of operations of financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.


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

Many of our disease targets do not have widely accepted models; the results of our preclinical trials may not be indicative of the results from our clinical trials; our clinical trials may not demonstrate the safety and efficacy of our products

     Most of the diseases and disorders that we are targeting are highly complex. Their causes are not fully known, and there are no widely accepted models of such diseases and disorders. We test potential compounds in a number of models that we believe provide useful information about the compound, but it is possible that any or all of these models may not be valid predictors of the activity of the compound in humans. Data received from tests conducted in these models can be subject to different interpretations, and our interpretation may not be correct. Some of our lead compounds have failed to demonstrate efficacy in at least one of the numerous models in which they have been tested. We have not obtained evidence of efficacy in our clinical trials to date, other than some preliminary evidence of efficacy in psychomotor tests conducted in our Phase IIa trials for Parkinson's dementia and AIDS dementia. We observed no other statistically significant drug effects in any other parameters monitored in these two Phase IIa studies. In any event, the results of preclinical and early clinical studies may not be predictive of results that will be obtained in later stage testing. Our ongoing clinical trials may not be completed, and clinical trials of our products under development may not be permitted, or if permitted, may not be completed. In addition, our clinical trials may not demonstrate the safety and efficacy of any products to the extent necessary to obtain regulatory approvals for marketing and may not result in marketable products. Our potential products could prove to have undesirable side effects or other characteristics that may prevent or limit their commercial use. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product and could seriously harm us.

Our products are based on a novel therapeutic approach and if this approach is not successful, we may be unable to develop commercially viable products

     Our product development efforts center around our drug compounds that we believe protect against some of the damaging effects of blood supply interruption/restoration and inflammation. Our novel approach has not been widely studied, the mechanisms of action of our technology and compounds are not well understood, and many of the diseases we are targeting do not have widely accepted models. If our approach, technologies or product candidates are not successful, we may be unable to develop commercially viable products.

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

     We currently have a collaborative arrangement with AstraZeneca for the research and development of certain compounds and the subsequent marketing of drugs for the treatment of stroke, Alzheimer's disease, traumatic brain injury and multi-infarct dementia. The interests and motivations of AstraZeneca may not be, or may not remain, aligned with our interests and motivations. AstraZeneca may not successfully perform its development, regulatory compliance or marketing functions.

     Our revenues to date have consisted primarily of research and development support from AstraZeneca. AstraZeneca's obligation to provide us with research funding terminated as of June 30, 2000. AstraZeneca's research funding to us represented 79% of our revenue for 1999, 52% for 2000 and none for the three months ended March 31, 2001. AstraZeneca has no further obligation to provide us with research funding.

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

We will need to obtain additional financing to fund our operations by the end of this year, and if we fail to obtain such financing our operations, including our product development programs, may be significantly curtailed

     We have generated no product revenue, and none is expected for at least several years. We believe that our current resources will be sufficient to meet our capital requirements through the end of 2001. We anticipate that in the near future we will need to raise substantial additional funds for research, development and consolidation of our operations in Santa Clara, California, through equity or debt financings, research and development financings, collaborative relationships or otherwise.

         Our capital requirements depend on numerous factors, including:

     . the progress of our research and development programs, including clinical trials;
     . the status of our existing collaborative relationship;
     . the establishment of additional collaborative relationships, if any;
     . the cost and pace of our manufacturing operations;
     . the development of sales and marketing activities, if undertaken by us;
     . the cost of preparing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and . competing technological and market developments.

     Additional funding may not be available to us on reasonable terms, if at all. Any additional financing would likely result in significant dilution to existing stockholders and may involve the issuance of preferred stock with liquidation and/or other rights superior to our currently outstanding common stock. If adequate funds are not available, we may be required to significantly curtail our research and development programs, including clinical trials, or enter into arrangements that may require us to relinquish certain material rights to our potential products on terms that we might otherwise find unacceptable.

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

We have a history of operating losses and may never be profitable

     We have incurred losses since our inception and as of March 31, 2001 had an accumulated deficit of $49.3 million. We may never achieve significant revenues or profitable operations. Substantially all of our revenues to date have been derived from funding from AstraZeneca and, to a significantly lesser extent, from U.S. government research grants. Revenues from product sales and collaborative agreement royalties are not expected for at least several years, if at all.

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

     In 1998, we received correspondence from the lawyers for an individual who has obtained certain patents related to the use of phenyl butyl nitrone or PBN, and related compounds, and which include claims related to specified reactions of these compounds with a type of stress agent known as free radicals. PBN is a commercially available material that is known to react with free radicals in certain environments. Our founders used PBN in their early research. The correspondence alleges that certain of our compositions and methodologies may fall within the scope of this individual's patents, and that the practice of such by us would constitute willful infringement. Subsequent discussions and correspondence between this individual and us in 1999 have not resulted in a resolution of this matter. We do not believe that these patents seriously harm our ability to develop and commercialize our products. If, however, we are required to defend against charges of patent infringement, we may incur substantial costs, and if we are found to have infringed a third party patent, we could lose the right to develop or market certain products and/or enforce certain patents.

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

Item 3.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

     There have been no material changes in the reported market risks since December 31, 2000.

Part II.   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits
          The following exhibits are filed herewith:

          None

     (b) Reports on Form 8-K

        The Company did not file a report on Form 8-K during the quarter ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CENTAUR PHARMACEUTICALS, INC.
                                       (Registrant)



May 14, 2001.                          By:         /s/ PAUL L. WOOD
                                             ----------------------------------
                                                         Paul L. Wood
                                           President and Chief Executive Officer



                                       By:          /s/ Lucy O. Day
                                             ----------------------------------
                                                        Lucy O. Day
                                           Chief Financial Officer, Treasurer
                                       and Secretary (Chief Accounting Officer)